Form 10QSB
period 2005-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2006-04-05
CIK 1317833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _____________


                        Commission File Number: 000-51185

                       Signet International Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                         98-0403551
(State of incorporation)                          (IRS Employer ID Number)

             205 Worth Avenue, Suite 316, Palm Beach, Florida 33480
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 832-2000
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X         NO

Indicate by check mark whether the registrant is a shell company as defined in
Rule 12b-2 of the Exchange Act. YES X           NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 5, 2006: 3,621,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                      Signet International Holdings, Inc.

              Form 10-QSB for the Quarter ended September 30, 2005

                                Table of Contents


                                                                          Page
Part I - Financial Information

  Item 1 Financial Statements                                               3

  Item 2 Management's Discussion and Analysis or Plan of Operation         12

  Item 3 Controls and Procedures                                           14


Part II - Other Information

  Item 1 Legal Proceedings                                                 14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds       14

  Item 3 Defaults Upon Senior Securities                                   14

  Item 4 Submission of Matters to a Vote of Security Holders               15

  Item 5 Other Information                                                 15

  Item 6 Exhibits                                                          15


Signatures                                                                 15

Item 1
Part 1 - Financial Statements

                       Signet International Holdings, Inc.
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2005 and 2004

                                   (Unaudited)

                                                                      September 30,   September 30,
                                                                         2005             2004
                                     ASSETS

Current Assets
   Cash in bank                                                       $ 156,980        $      --
                                                                      ---------        ---------

Total Assets                                                          $ 156,980        $      --
                                                                      =========        =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
   Current Liabilities
     Note payable                                                     $  90,000        $      --
     Other accrued liabilities                                           39,171           19,250
     Accrued officer compensation                                       133,170           64,170
                                                                      ---------        ---------

     Total Current Liabilities                                          262,341           83,420
                                                                      ---------        ---------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - no par value
     5,000,000 shares authorized
     5,000,000 and 4,000,000 shares
     issued and outstanding, respectively                                50,000           40,000
   Common stock - no par value
     50,000,000 shares authorized
     3,621,000 and 3,314,000
       shares issued and outstanding, respectively                      192,810           10,810
   Contributed capital                                                   23,365           19,056
   Deficit accumulated during the development stage                    (371,536)        (143,286)
                                                                      ---------        ---------

                                                                                        (105,361)
   Stock subscription receivable                                             --          (10,000)
                                                                      ---------        ---------

   Total Shareholders' Equity (Deficit)                                (105,361)         (83,420)
                                                                      ---------        ---------

   Total Liabilities and Shareholders' Equity                         $ 156,980        $      --
                                                                      =========        =========


                       Signet International Holdings, Inc.
                        (a development stage enterprise)
                   Statements of Operations and Comprehensive
        Loss Nine and Three months ended September 30, 2005 and 2004 and
   Period from October 17, 2003 (date of inception) through September 30, 2005

                                   (Unaudited)

                                                                                                         Period from
                                                                                                       October 17,2003
                                                                                                          (date of
                                       Nine months     Nine months      Three months     Three months     inception)
                                          ended            ended           ended            ended          through
                                      September 30,    September 30,   September 30,     September 30,   September 30,
                                          2005             2004             2005            2004            2005
                                      -----------      -----------      -----------      -----------      -----------

Revenues                              $        --      $        --      $        --      $        --      $        --

Expenses
   Organizational and
      formation expenses                   48,991               --           48,991               --           89,801
   Officer compensation                    52,500           52,500           17,500           17,500          134,170
   Other salaries                          16,500           15,750            6,000            5,250           41,000
   Other general and
      administrative expenses              23,903           15,612           14,028            5,035           47,839
                                      -----------      -----------      -----------      -----------      -----------
   Total Expenses                         141,894           83,862           86,519           27,785          312,810
                                      -----------      -----------      -----------      -----------      -----------

Loss from Operations                     (141,894)         (83,862)         (86,519)         (27,785)        (312,810)

Other Expense
   "Compensation expense" related
      to sale of common stock at
      less than "fair value"              (56,430)              --          (56,430)              --          (56,430)
   Interest expense                        (2,296)              --           (2,296)              --           (2,296)
                                      -----------      -----------      -----------      -----------      -----------

Loss before Provision for
   Income Taxes                          (200,620)         (83,862)        (145,242)         (27,785)        (371,536)

Provision for Income Taxes                     --               --               --               --               --
                                      -----------      -----------      -----------      -----------      -----------

Net Loss                                 (200,620)         (83,862)        (145,242)         (27,785)        (371,536)

Other Comprehensive Income                     --               --               --               --               --
                                      -----------      -----------      -----------      -----------      -----------

Comprehensive Loss                    $  (200,620)     $   (83,362)     $  (145,212)     $   (27,785)     $  (371,536)
                                      ===========      ===========      ===========      ===========      ===========


Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted            $     (0.06)     $     (0.03)     $     (0.04)     $     (0.01)     $     (0.11)
                                      ===========      ===========      ===========      ===========      ===========

Weighted-average number of shares
   of common stock outstanding          3,465,150        3,301,810        3,467,413        3,314,000        3,312,502
                                      ===========      ===========      ===========      ===========      ===========

                       Signet International Holdings, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                Nine months ended September 30, 2005 and 2004 and
   Period from October 17, 2003 (date of inception) through September 30, 2005

                                   (Unaudited)


                                                                                                   Period from
                                                                                                   October 17, 2003
                                                                                                     (date of
                                                                Nine months      Nine months         inception)
                                                                   ended            ended            through
                                                               September 30,    September 30,      September 30,
                                                                    2005            2004             2005
                                                                 ---------        ---------        ---------
Cash Flows from Operating Activities
   Net Loss                                                      $(200,620)       $ (83,862)       $(371,536)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                     --               --               --
       Organizational expenses paid with issuance
         of common and preferred stock                              10,000               --           50,810
       "Compensation expense" related
         to sale of common stock at
         less than "fair value"                                     56,430               --           56,430
       Increase (Decrease) in
         Accrued liabilities                                        14,671           15,750           39,171
         Accrued officers compensation                              51,500           52,500          133,170
                                                                 ---------        ---------        ---------

Net cash used in operating activities                              (68,019)         (15,612)         (91,955)
                                                                 ---------        ---------        ---------


Cash Flows from Investing Activities                                    --               --               --
                                                                 ---------        ---------        ---------


Cash Flows from Financing Activities
   Cash proceeds from note payable                                  90,000               --           90,000
   Cash proceeds from sale of common stock                         135,570               --          135,570
   Cash paid to acquire capital                                    (10,447)              --          (10,447)
   Capital contributed to support operations                         9,876           15,612           33,812
                                                                 ---------        ---------        ---------

Net cash provided by financing activities                          224,999           15,612          248,935
                                                                 ---------        ---------        ---------

Increase (Decrease) in Cash and Cash Equivalents                   156,980               --          156,980

Cash and cash equivalents at beginning of period                        --               --               --
                                                                 ---------        ---------        ---------

Cash and cash equivalents at end of period                       $ 156,980        $      --        $ 156,980
                                                                 =========        =========        =========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                               $      --        $      --        $      --
                                                                 =========        =========        =========
   Income taxes paid (refunded)                                  $      --        $      --        $      --
                                                                 =========        =========        =========

                       Signet International Holdings, Inc.
                        (a development stage enterprise)

                          Notes to Financial Statements


Note A - Organization and Description of Business

Signet International Holdings, Inc. (Company) was incorporated on February 2, 2005 under the Laws of the State of Delaware as 51142, Inc. The Company's initial business plan was to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 8, 2005, pursuant to a Stock Purchase Agreement and Share Exchange (Agreement) by and among the Company, Signet Entertainment Corporation (SIG) and the shareholders of Signet Entertainment Corporation (a private Florida corporation) (Shareholders) (collectively SIG and the SIG shareholders shall be known as SIG Group); the Company acquired 100.0% of the then issued and outstanding shares of SIG in exchange for the issuance of an aggregate 3,421,000 shares of the Company's common stock to the SIG shareholders. Pursuant to the Agreement, SIG became a wholly owned subsidiary of the Company. At the transaction date, the then-sole shareholder of the Company was also the controlling shareholder, chief executive officer and director of SIG.

Signet Entertainment Corporation (SIG) was incorporated on October 17, 2003 in accordance with the Laws of the State of Florida. SIG was formed to establish a television network "The Gaming and Entertainment Network".

The acquisition of the SIG by the Company effected a change in control of the Company and will be accounted for as a "reverse acquisition" whereby the Company is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the combination transaction, the financial statements of the Signet International Holdings, Inc. will reflect the historical financial statements of the Company and the operations of Signet International Holdings, Inc. subsequent to the transaction date.

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $315,600.

Note B - Preparation of Financial Statements

The acquisition of the SIG by the Company effected a change in control of the Company and will be accounted for as a "reverse acquisition" whereby the SIG is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the combination transaction, the financial statements of the Signet International Holdings, Inc. will reflect the historical financial statements of the SIG and the operations of Signet International Holdings, Inc. subsequent to the transaction date.

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                       Signet International Holdings, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note C - Going Concern Uncertainty

The Company is still in the process of developing it's business plan and raising capital. As such, the Company is considered to be a development stage company.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Summary of Significant Accounting Policies

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Organization costs

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3. Research and development expenses

     Research and development expenses are charged to operations as incurred.

4. Advertising expenses

     The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

                       Signet International Holdings, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note D - Summary of Significant Accounting Policies - Continued

5. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

6. Earnings (loss) per share

     Basic earnings (loss) per share is computed by dividing the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At September 30, 2005 and 2004, and subsequent thereto, the Company's issued and outstanding preferred stock is considered anti-dilutive due to the Company's net operating loss position.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

                       Signet International Holdings, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note F - Note Payable

Note payable consists of the following at September 30, 2005 and 2004, respectively:

                                                             September 30.  September 30,
                                                                 2005           2004
$90,000 note payable to an individual.  Interest at 10.0%.
   Principal and accrued interest due at maturity in June
   2006.  Collateralized by controlling interest in the
   common stock of Signet International Holdings, Inc.
   Note fully funded in July 2005.                             $90,000      $        -
                                                               =======      ==========

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine months ended September 30, 2005 and 2004 and for the period from October 17, 2003 (date of inception) through September 30, 2005, are as follows:

                                                               Period from
                                                               October 17,
                                                               2003 (date
                            Nine months      Nine months      of inception)
                               ended            ended            through
                           September 30,    September 30,      September 30,
                               2005             2004              2005
       Federal:
         Current            $     -          $    -           $     -
         Deferred                 -               -                 -
                            -------          ------            ------
                                  -               -                 -
                            -------          ------            ------
       State:
         Current                  -               -                 -
         Deferred                 -               -                 -
                            -------          ------            ------
                                  -               -                 -
                            -------          ------            ------
         Total              $     -          $    -           $     -
                            =======          ======            ======

As of September 30, 2005, the Company has a net operating loss carryforward of approximately $400,000 for Federal and State income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.




                (Remainder of this page left blank intentionally)

                       Signet International Holdings, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) each of the nine month periods ended September 30, 2005 and 2004 and for the period from October 17, 2003 (date of inception) through September 30, 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                    Period from
                                                                                    October 17,
                                                                                    2003 (date
                                                 Nine months      Nine months      of inception)
                                                    ended            ended            through
                                                September 30,     September 30,     September 30,
                                                    2005             2004              2005
Statutory rate applied to
   income before income taxes                    $ (49,000)       $ (28,500)       $(107,100)
Increase (decrease) in income taxes
   resulting from:
     State income taxes                                 --               --               --
     Non-deductible officers compensation           17,850           17,850           45,600
     Other, including reserve for deferred
       tax asset and application of net
       operating loss carryforward                  31,150           10,650           61,500
                                                 ---------        ---------        ---------

Income tax expense                               $      --        $      --        $      --
                                                 =========        =========        =========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2005 and 2004, respectively:

                                            September 30,  September 30,
                                               2005          2004
       Deferred tax assets
Net operating loss carryforwards            $  61,500    $  11,000
Officer compensation deductible when paid      45,600       22,000
Less valuation allowance                     (107,100)     (33,000)
                                            ---------    ---------

Net Deferred Tax Asset                      $      --    $      --


Note H - Preferred Stock

The Company's By-Laws allow for the issuance of up to 5,000,000 shares of no par value Preferred Stock.

Holders of shares of preferred stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of preferred stock do not have cumulative voting rights. Holders of preferred stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of preferred stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of preferred stock are fully paid and non-assessable. Holders of preferred stock have no preemptive rights to purchase our preferred stock. There are no conversion or redemption rights or sinking fund provisions with respect to the preferred stock.

The Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

                       Signet International Holdings, Inc.
                        (a development stage enterprise)

                    Notes to Financial Statements - Continued


Note H - Preferred Stock - Continued

On October 20, 2003, in conjunction with the formation and incorporation of the Company, the Company issued 4,000,000 shares of preferred stock to the incorporating persons.

On July 19, 2005, the Company issued 1,000,000 shares of preferred stock to an existing shareholder and Company officer for services related to the organization and structuring of the Company and it's proposed business plan.


Note I - Common Stock Transactions

On October 17, 2003 and November 1, 2003, in connection with the incorporation and formation of the Company, an aggregate of approximately 3,294,000 shares of restricted, unregistered shares of common stock and were issued to various founding individuals. This combined preferred stock and common stock issuances were collectively valued at approximately $40,810, which approximated the fair value of the time provided by the individuals and the related out-of-pocket expenses.

On June 16, 2004 and December 3, 2004, the Company sold, in three separate transactions to three unrelated individuals, an aggregate 70,000 shares of restricted, unregistered common stock for $35,000 cash. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used any of the three transactions.

Between July 20, 2005 and August 26, 2005, the Company sold an aggregate 57,000 shares of common stock to existing and new shareholders at a price of $0.01 per share for gross proceeds of approximately $570. As this selling price was substantially below the "fair value" of comparable transactions, the Company will recognize a charge to operations equivalent to the difference between the established "fair value" of $1.00 per share (as determined by the pricing in the September 2005 Private Placement Memorandum) and the selling price of $0.01 per share as "Compensation expense related to common stock sold at less than "fair value".

On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering. This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000. The common shares will be offered through the Company's officers and directors on a best-efforts basis. The minimum investment is $1,000, however, the Company might, at it's sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company's management.

Through September 30, 2005, the Company has sold 100,000 shares for gross proceeds of $100,000 to a single investor under this Memorandum and as of January 1, 2006, the Company has sold an aggregate of 366,000 shares for gross proceeds of approximately $366,000 under this Memorandum.





                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations, Liquidity and Capital Resources or Plan of Operation

Quarters Ended September 30, 2005 and 2004

The Company had no revenue for either of the respective nine or three month periods ended September 30, 2005 and 2004, respectively.

General and administrative expenses for the nine months ended September 30, 2005 and 2004 were approximately $92,900 and $83,900, respectively. Net loss for the nine months ended September 30, 2005 and 2004, respectively, was approximately $(144,000) and $(83,800). Earnings per share for the respective quarters ended September 30, 2005 and 2004 was approximately $(0.04) and $(0,03) on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2005 and 2004, respectively, the Company had working capital of approximately $(105,360) and $(83,400).

It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

Signet Entertainment was incorporated on October 17, 2003 for the purpose of launching a Gaming and Entertainment Television Network (Network). The Network will cover major Poker and Blackjack tournaments as well as other major high stakes casino games. The Network will also cover via satellite and cable other major sports events such as horse racing and selected global events which have a sports and entertainment format. Signet Entertainment's largest source of revenue will come from advertising, specifically from various resorts and casinos, liquor and tobacco companies and sporting sites in North and South America, Europe, Asia and Africa. Signet Entertainment will realize income from infomercials and sports and entertainment programming that offer subject matter that are all-encompassing to the network's format. Signet Entertainment has been creating future programming which includes "The Television Charity Channel" which will feature regularly scheduled weekly programming.

Signet Entertainment has executed a long-term contract with Mr. Richard Grad, President and CEO of Triple Play Media Management, Inc. and with Mr. C Haifley, President and Chief Operating officer of Big Vision, Incorporated. Signet Entertainment's primary endeavor is to financially and administratively support Triple Play's ready-to-launch, new television network. The Triple Play enterprise is exclusively contracted to Signet Entertainment. Mr. Grad has organized his associates who have logged years of collaborative creating, hosting, producing and directing TV shows, which have afforded them the contacts necessary to contract and retain the professional services of the nation's foremost experts in specialized methodologies such as digital satellite technology systems. The Triple Play team has designed and coordinated the format for its ready to launch TV Network, "The Gaming & Entertainment Network."

Triple Play's programming niche is "gaming." Presently, there are no channels specifically formatted for the gaming customer whose interest is focused on the vast variety of gaming activities, domestically as well as internationally, including "sports and entertainment."

The Gaming & Entertainment Network will cover major tournaments, such as the World Series of Poker, the championship Blackjack play-offs, and coverage of the high stakes major table games, especially those from Hong Kong, South America and the Outback of Australia. The activities in the Las Vegas, Reno and Laughlin, Nevada areas, and various Florida venues alone, host high stakes tournaments on a daily basis. Triple Play will produce domestic and international feeds covering thoroughbred and quarter-horse racing; coverage of fluctuation and trends within sports books from selected locations around the world; scheduled hourly updating of betting lines on sporting events; and a remote coverage of all betting sports, to delivering our personal insight and commentary, live from the sites of origination. Handicapping shows will feature the "how-to" of betting, who's betting, and why.

Triple Play has developed original clinic workshop formats on every type of betting skill in sports and racing events. Program development has been underway to deliver featured stories in the entertainment scene in all of the major gaming communities as well as the gaming industry itself. Triple Play will offer viewer participation through contests, whereby viewers may bet with each other through participating sports books. Through its international downlinks, Triple Play will produce live Simulcast coverage, whereby a viewer in Scotland may secure odds on a game in Spain, while both can watch the action and the results simultaneously in their native language. Updates at the top and bottom of the hour, twenty-four hours a day will provide the viewer with all the information available.

This type of network is unique to the television industry. The Gaming & Entertainment Network is one of a kind. Signet Entertainment believes that this is truly an untapped market - the only market left in the broadcasting industry to name only a few, capable of producing a tremendous profit generating source of revenues, thanks to the enormous commercial advertising revenue potential realized from just the hotel/casino/travel industry. Signet Entertainment has estimated that the sales revenues from these industries alone, after the first year, will not only cover operating costs and expenses thereafter, but also, within the next eighteen months, return sufficient revenue to pay for all the initial capital expenditures of the modular trucks and studios, including equipment and the cost of our own satellite.

The sales efforts of the Triple Play marketing team has been approached by two of the largest syndicators who have expressed their eagerness to cooperate in our airing all their college sports events, including the major conference playoffs. These games will be aired in North America to a minimum of twenty million households and to the ninety-eight million households in Europe.

Along with and part of the gaming and sports coverage, Triple Play will offer shows exploring the insights of the hotel and casino business; offer original formatted airing of special events taking place in the hotels and casinos around the world, including profiles of the shows and headliners, their acts and silhouetting behind the scenes action. Triple Play will feature a newly developed format called Dialing for Dollars, Satellite Pay Per View Bingo, (Approved and substantiated with legal opinion by the Federal Communications Commission). Triple Play will also exclusively produce the internationally popular, swimwear pageants

The demand for infomercials airtime is constantly growing along with the telecasting revenues realized. In 2003, the infomercial industry reported a $64.0 Billion business and 2004 is expected to surpass the earlier years' accomplishments. Infomercial time is currently being sold for an average in excess of $110,000 per taped half hour unit. Triple Play has selected and accepted three hours (6 units) reserved for each 24-hour period on a basis of a minimum of 50 airings (300) each per year. These infomercials will be viewed in five continents and most uniquely-in their native language. Triple Play has set aside approximately four hours a day for this format. Infomercials will be critically selected upon quality of production and quality of product and international acceptance. Triple Play has been approached by cigarette and liquor advertisers' requests as well, for the Company's consideration to sell commercial time to be aired in the foreign markets.

In addition to the exclusive contract with Triple Play whose primary purpose is creating original programming, distribution and international sales and satellite delivery systems, Signet Entertainment has also executed a long-term contract with Mr. C. Haifley, Chief Operating Officer of Big Vision, Inc. whose primary purpose is Television production, transmitting and ground crew pick up. Big Vision presently occupies approximately 22,000 square feet in the heart of Las Vegas and offers all TV production amenities required of any variety of television programming. Big Vision is a Las Vegas based video production company with over 12 thousand square feet facility in Burbank, CA serving clients nation wide and abroad. They are best known for their state-of-the-art production mobile facilities that will compliment Triple Play. Their services range from original video production to providing the technical management, professional crewing and equipment for major broadcast series and events. They have recently added the new Avid Symphony Systems and a complete line of High Definition delivery techniques with new cameras, recorders, and monitors; an aggregate estimated cost value in excess of five million dollars.

Like Triple Play, Big Vision is supported by an award winning staff and associates who are considered the most talented and capable individuals in the industry. In turn, these individuals have attracted some of the biggest client names in the business thereby symbolizing Big Vision's 20 years plus presence. Big Vision's clientele includes the foremost major TV Networks. The high-profile Television producers are clients who rely on Big Vision to create the magic of Television with the assurance that Big Vision will be on time and on budget.

Advantageously located in heart of the Nation's entertainment center, Las Vegas, Big Vision enjoys the distinctive opportunity to produce, direct and televise most of the leading events in the sports and entertainment business. These events take place in the Signet footprint set for major professional boxing championship specials via cable Pay Per View which can now include several of those Triple Play intellectual properties created to originate from Las Vegas including international distribution such as the major TV specials and live concert extravaganzas.

The practicality of having Big Vision affiliated with Triple Play assures uninterrupted local programming coverage by Big Vision and at the same time gives Triple Play the flexibility to initiate its broadcast and programming schedules in the European, Asian, North and South American markets. The fiscal advantage to Signet Entertainment and its shareholders is that the production costs and related expenses incurred by Big Vision and Triple Play is that Signet Entertainment will be paying on a cost only basis.


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

   Between July 20, 2005 and August 26, 2005, the Company sold an aggregate 57,000 shares of common stock to existing and new shareholders at a price of $0.01 per share for gross proceeds of approximately $570. As this selling price was substantially below the "fair value" of comparable transactions, the Company will recognize a charge to operations equivalent to the difference between the established "fair value" of $1.00 per share (as determined by the pricing in the September 2005 Private Placement Memorandum) and the selling price of $0.01 per share as "Compensation expense related to common stock sold at less than "fair value". On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering. This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000. The common shares will be offered through the Company's officers and directors on a best-efforts basis. The minimum investment is $1,000, however, the Company might, at it's sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company's management. Through September 30, 2005, the Company has sold 100,000 shares for gross proceeds of $100,000 to a single investor under this Memorandum and as of January 1, 2006, the Company has sold an aggregate of 366,000 shares for gross proceeds of approximately $366,000 under this Memorandum.

   The proceeds of both of the above transactions remain in the Company's bank accounts as of September 30, 2005 and are to be used in future periods for working capital purposes.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
     31.1Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 32.1Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Signet International Holdings, Inc.

Dated:  April 5, 2006                      /s/ Ernest W. Letiziano
                                           ---------------------------------
                                               Ernest W. Letiziano
                                               President and Director