Form 10KSB
period 2005-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2006-04-17
CIK 1317833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-51185

SIGNET INTERNATIONAL HOLDINGS, INC.

(Name of small business issuer in its charter)

DELAWARE	98-0403551
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 Worth Avenue, Suite 316, Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

(561) 382-1287

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005, was: $0

Number of shares of the registrant’s common stock outstanding as of April 17, 2006 was: 3,887,000

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

PART I

Item 1.	Description of Business

Business Development

We were incorporated in the State of Delaware under the name 51142 Inc. on February 2, 2005. On July 8, 2005, pursuant to the terms of a Stock Purchase Agreement, Signet Entertainment Corporation, a Florida corporation, purchased all of our issued and outstanding common stock for cash consideration of $36,000. Subsequently, we changed our name to Signet International Holdings, Inc.

On September 8, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among us, Signet Entertainment Corporation, and the shareholders of Signet Entertainment Corporation (“Shareholders”), we acquired all of the then issued and outstanding preferred and common shares of Signet Entertainment Corporation for a total of 3,421,000 common shares and 5,000,000 preferred shares of our stock which was issued to the Signet Entertainment Corporation shareholders. Pursuant to the agreement Signet Entertainment Corporation became our wholly owned subsidiary.

Business of Issuer

Our wholly owned subsidiary, Signet Entertainment Corporation (“SIG”), was incorporated on October 17, 2003 for the purpose of launching a Gaming and Entertainment Television Network. The network will cover major Poker and Blackjack tournaments as well as other major high stakes casino games. The network will also cover via satellite and cable other major sports events such as Horse racing and selected global events which have a sports and entertainment format. SIG’s largest source of revenue will come from advertising, specifically from various resorts and casinos, liquor and tobacco companies and sporting sites in North and South America, Europe, Asia and Africa. SIG will realize income from infomercials and sports and entertainment programming that offer subject matter that are all-encompassing to the network’s format. SIG has been creating future programming which includes “The Television Charity Channel” which will feature regularly scheduled weekly programming.

General

SIG has executed a long-term contract with Mr. Richard Grad, President and CEO of Triple Play Media Management, Inc. and with Mr. C Haifley, President and Chief Operating officer of Big Vision, Incorporated. SIG’s primary endeavor is to financially and administratively support Triple Play’s ready-to-launch, new Television Network. The Triple Play enterprise is exclusively contracted to SIG. Mr. Grad has organized his associates who have logged years of collaborative creating, hosting, producing and directing TV shows, which have afforded them the contacts necessary to contract and retain the professional services of the nation’s foremost experts in specialized methodologies such as digital satellite technology systems. The Triple Play team has designed and coordinated the format for its ready to launch TV Network, “The Gaming & Entertainment Network.”

Triple Play’s programming niche is “gaming.” Presently, there are no channels formatted for the gaming customer whose interest is focused on the vast variety of gaming activities, domestically as well as internationally, including “sports and entertainment.”

The Gaming & Entertainment Network will cover major tournaments, such as the World Series of Poker, the championship Blackjack play-offs, and coverage of the high stakes major table games, especially those from Hong

Kong, South America and the Outback of Australia. The activities in the Las Vegas, Reno and Laughlin, Nevada areas, and various Florida venues alone, host high stakes tournaments on a daily basis. Triple Play will produce domestic and international feeds covering thoroughbred and quarter-horse racing; coverage of fluctuation and trends within sports books from selected locations around the world; scheduled hourly updating of betting lines on sporting events; and a remote coverage of all betting sports, to delivering our personal insight and commentary, live from the sites of origination. Handicapping shows will feature the “how-to” of betting, who’s betting, and why.

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

This type of network is unique to the television industry. The Gaming & Entertainment Network is one of a kind. SIG believes that this is truly an untapped market – the only market left in the broadcasting industry to name only a few, capable of producing a tremendous profit generating source of revenues, thanks to the enormous commercial advertising revenue potential realized from just the hotel/casino/travel industry. SIG has estimated that the sales revenues from these industries alone, after the first year, will not only cover operating costs and expenses thereafter, but also, within the next eighteen months, return sufficient revenue to pay for all the initial capital expenditures of the modular trucks and studios, including equipment and the cost of our own satellite.

The sales efforts of the Triple Play marketing team has been approached by two of the largest syndicators who have expressed their eagerness to cooperate in our airing all their college sports events, including the major conference playoffs. These games will be aired in North America to a minimum of twenty million households and to the ninety-eight million households in Europe.

Along with and part of the gaming and sports coverage, Triple Play will offer shows exploring the insights of the hotel and casino business; offer original formatted airing of special events taking place in the hotels and casinos around the world, including profiles of the shows and headliners, their acts and silhouetting behind the scenes action. Triple Play will feature a newly developed format called Dialing for Dollars, Satellite Pay Per View Bingo, (Approved and substantiated with legal opinion by the Federal Communications Commission). Triple Play will exclusively produce the internationally popular, Swimwear Pageants.

The demand for Infomercials airtime is constantly growing along with the telecasting revenues realized. In 2003 the infomercial industry reported a $64.0 Billion business and 2004 is expected to surpass the earlier years’ accomplishments. Infomercial time is currently being sold for an average in excess of $110,000 per tapped half hour unit. Triple Play has selected and accepted three hours (6 units) reserved for each 24-hour period on a basis of a minimum of 50 airings (300) each per year. These Infomercials will be viewed in five continents and most uniquely-in their native language. Triple Play has set aside approximately four hours a day for this format. Infomercials will be critically selected upon quality of production and quality of product and international acceptance. Triple Play has been approached by cigarette and liquor advertisers’ requests as well, for the Company’s consideration to sell commercial time to be aired in the foreign markets.

In addition to the exclusive contract with Triple Play whose primary purpose is creating original programming, distribution and international sales and satellite delivery systems, SIG has also executed a long-term contract with Mr. C. Haifley, Chief Operating Officer of Big Vision, Inc. whose primary purpose is Television production, transmitting and ground crew pick up. Big Vision presently occupies approximately 22,000 square feet in the heart of Las Vegas and offers all TV production amenities required of any variety of television programming. Big Vision is a Las Vegas based video production company with over 12 thousand square feet facility in Burbank, CA serving clients nation wide and abroad. They are best known for their state of the art production mobile facilities that will compliment Triple Play. Their services range from original video production to providing the technical management, professional crewing and equipment for major broadcast series and events. They have recently added the new Avid Symphony Systems and a complete line of High Definition delivery techniques with new cameras, recorders, and monitors; an aggregate estimated cost value in excess of five million dollars.

Like Triple Play, Big Vision is supported by an award winning staff and associates who are considered the most talented and capable individuals in the industry. In turn, these individuals have attracted some of the biggest client names in the business thereby symbolizing Big Vision’s 20 years plus presence. Big Vision’s clientele includes the foremost major TV Networks. The high-profile Television producers are clients who rely on Big Vision to create the magic of Television with the assurance that Big Vision will be on time and on budget.

Advantageously located in heart of the Nation’s entertainment center, Las Vegas, Big Vision enjoys the distinctive opportunity to produce, direct and televise most of the leading events in the sports and entertainment business. These events take place in the Signet footprint set for major professional boxing championship specials via cable Pay Per View which can now include several of those Triple Play intellectual properties created to originate from Las Vegas including international distribution such as the major TV specials and live concert extravaganzas.

The practicality of having Big Vision affiliated with Triple Play assures uninterrupted local programming coverage by Big Vision and at the same time gives Triple Play the flexibility to initiate its broadcast and programming schedules in the European, Asian, North and South American markets. The fiscal advantage to SIG and its shareholders is that the production costs and related expenses incurred by Big Vision and Triple Play is that SIG will be paying on a cost only basis.

The combination of contracting with Triple Play and Big Vision properties will provide SIG the unique opportunity to at once inaugurate not only the infomercial scheduled segments but also the on-going programming operations immediately upon funding.

Launching Our Digital Terrestrial Broadcasting Network

At present there is huge interest in digital television. As we move forward through the twenty-first century, digital television is now considered to be an integral part of the information superhighway that is being built for our millennium. Digital television can deliver vast amounts of information at very low cost to the maximum number of viewers. It can now be fully integrated into completely digital transmission networks, and it can be packaged as never before.

Digital television can deliver more programs than traditional analog television over any transmission medium. Digital information can be manipulated and treated in ways never possible with analog television. It is easy to store digital images on computers and discs and play them continuously over digital networks without signal degradation. Images can be edited and enhanced, compressed and stored, transmitted and printed.

Triple Play will deliver the Nation’s newest, state of the art modular units according to customized plans and schematics just recently completed. The company will operate one of the world’s newest 36 MHz C-band North American and Eutelsat DTH digital platform information systems capable of reaching the widest possible audience in the world.

State of the Art International Delivery Format—HDTV--Two Years In Advance

SIG has negotiated for and received a proposal from the major satellite provider who has committed to hold a 10-year lease as constant and without change in costs for the next twelve months. The amended proposal offers exciting new features that will be provided to Triple Play that will now make available a new delivery system. We will be able to deliver HDTV (High Definition Television) to our customers throughout the world.

Although the industry anticipates that by year-end 2007, all the major Networks will be offering HDTV, we will be equipped and ready to produce our product within 90 days from funding, three years before the Federal Communications Commission mandates. The modern technology is fiercely approaching new and higher limits everyday. We must be fully tooled and capable of riding the new wave. The Triple Play team stands at this cusp with hundreds of years’ experience and daily hands-on knowledge of every new and innovative characteristic indigenous to our business.

Intellectual Properties

The above synopsis highlights formats and production of the Triple Play concepts to be adapted by the Network and is presented herein to merely explain basic ideas and to deliberately avoid those creative and intellectual properties protected by copyrights.

Similarly, the personnel, other than those who are referenced in the Triple Play management section, who will be participating in telecasting, creating and arranging for distribution in the domestic and foreign markets, are not disclosed by name since they are currently in contractual service with other major Networks. These talented men and women are also award- winning contributors in the industry and they stand poised to join the Triple Play team of professionals as soon as funding is in place.

Employees

We currently have no employees.

Item 2.	Description of Property

We currently operate our business from our corporate headquarters located at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480. We lease such space on a yearly basis. We have been operating under the following terms: The term of the lease agreement is from July 2002 through July 2009. Currently, our monthly rent payments for base rent were approximately $927.51 per month. There no are additional rent payments for common area maintenance.

Item 3.	Legal Proceedings

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

There is presently no public market for our common stock.

Holders

As of April 17, 2006, there are approximately seventy (70) holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On February 5, 2005, we issued 100,000 shares to Scott Raleigh for services rendered as our founder. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Scott Raleigh had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction. On July 8, 2005, Scott Raleigh transferred the 100,000 shares to Signet Entertainment Corporation pursuant to a stock purchase agreement and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On September 8, 2005, we issued a total of 3,421,000 common shares to sixty-three (63) shareholders and 5,000,000 preferred shares to three (3) shareholders pursuant to the Stock Purchase Agreement and Share Exchange between us and Signet Entertainment Corporation. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. The following sets forth the identity of the class of persons to whom we issued shares pursuant to the share exchange and the amount of shares for each shareholder:

Shareholder	Common Shares	Preferred Shares
ABRAMS, BARRY & M TBTE	50,000	-
BASSET, ROBERT C.	1,000	-
BOMMARITO, GRACE	1,000	-
BOOKOUT, MELISSA	1,000	-
BOSTICK, BOBBY T.	1,000	-
BROWN, BARBRA J.	1,000	-
BROWN, DONALD D.	1,000	-
COLARUSSO, PETER & JUDY	20,000	-

COLLADO, ROSA MARIA	1,000	-
CURTIS, JOHN J.	1,000	-
DAMPIER, JOSEPHINE M.L.	1,000	-
DELICH, DOROTHY E.	1,000	-
DEMBLIN, AUGUST	76,000	-
DERHAK, JOHN E.	1,000	-
DERHAK, WENDY	1,000	-
DOHRN, WALTER	10,000	-
DONALDSON, THOMAS	601,000	1,000,000
ENRIGHT, COEN W.	51,000	-
FOX, STEVEN A.	26,000	-
FRALEY, ELWIN E.	1,000	-
FREEMAN, ROBERT LEE	51,000	-
GANDIAGA, ANDIKONA	1,000	-
GANDIAGA, PATXI	1,000	-
GARZA, IRENE G.	1,000	-
GARZA, JAIME	101,000	-
GARZA, JOSE L.	1,000	-
GARZA, VICTOR HUGO	1,000	-
GELFAND, HOWARD	1,000	-
GILLETTE, F. WARRINGTON	1,000	-
GONZALES, VICTOR HUGO	50,000	-
GRAD, GARY MICHAEL	151,000	-
GRAD, RICHARD	401,000	-
GRAD, STEVEN	51,000	-
GUERRICAECHEBARRIA, CHRISTINE	1,000	-
HACKING, H. LYNN	51,000	-
HARAKAS, ANNETTE	1,000	-
HILLABRAND, HOPE E.	501,000	1,500,000
KAUFMAN, MAX	1,000	-
LAGROTTERIA, JAMES	1,000	-
LAUDATI, DINO (1)	1,000	-
LETIZIANO, ERNESTO W.	900,000	2,500,000
LONG, JANET G.	1,000	-
MCNEILL, TOM	1,000	-
MELNICK, A MICHAEL & ILENE B. JTWROS	1,000	-
O’NEILL, TOMMY	51,000	-
PREWITT, PAUL A.	1,000	-
RIDER, TIM	1,000	-
ROWAN, WILLIAM R.	1,000	-
SEGAR-RHODES, JUDY A.	1,000	-
SHUGAR, GERALD	1,000	-
SNYDER, JOANN	1,000	-
SNYDER, THOMAS S.	51,000	-
SOWERS, DAVID W.	1,000	-
SOWERS, GERALD W.	1,000	-
SOWERS, JOYCE A.	1,000	-
SOWERS-GANDIAGA, PEGGY	151,000	-
STERN, BARBRA	1,000	-
TORRENCE, SUSAN L.	1,000	-
VELASCO, FERNANDO	1,000	-

WITTELSBACH, BURKNARD	10,000	-
WOLFSKEIL, ALYSIA	26,000	-
WOLFSKEIL, RICHARD	1,000	-

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On September 9, 2005, we commenced the sale of common stock pursuant to a Regulation D, Rule 506 Offering (the “Offering”). The Offering is for 2,000,000 of our common shares at $1.00 for anticipated gross proceeds of $2,000,000 and is being conducted by our officers and directors on a best efforts basis. The shares are being offered for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors. The minimum investment is $1,000, however, we may, at our sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to us upon acceptance of the subscriptions by our management.

Through January 1, 2006, we have sold an aggregate of 366,000 shares for gross proceeds of approximately $366,000 under this Offering.

Equity Compensation Plan Information

The following table sets forth certain information as of April 17, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

Item 6.	Management’s Discussion of Financial Condition and Results of Operations

Certain statements contained in this filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the our ability to sustain, manage or forecast growth; the our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a developmental stage company that is currently implementing its business plan which upon funding will begin to establish a new television network and acquire and /or merge with other like commerce going concerns who may enhance our product and presence in the media communications industry.

No revenues have been generated to date and we expect limited revenues until we raise additional funds and therefore we will continue to operate on a reduced budget until such time. If we are unable to raise additional funds by calendar year end 2006 we may have to limit our operations. Mr. Ernest W. Letiziano, our sole officer, director and principal shareholder, has agreed that he will continue to cover the costs for our operations until additional funds become available. Although we have no commitments for capital, other than verbal assurances from Mr. Letiziano, we may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities or debt, or other sources.

To date we have been able to raise additional funds through either debt or equity offerings. However, we anticipate that we may need to raise additional cash. Without this additional cash we may be unable to pursue our plan of operations and commence generating revenue. We believe that we will be able to raise the necessary funds to continue to pursue our business operations. If we can not raise funds in the within the present year, we intend to cease the pursuit of our business plan and actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures.

Plan of Operations

Through our wholly owned subsidiary, Signet Entertainment Corporation (“SIG”) which was incorporated on October 17, 2003, we plan to launch a Gaming and Entertainment Television Network (Network). The Network will cover major Poker and Blackjack tournaments as well as other major high stakes casino games. The Network will also cover via satellite and cable other major sports events such as horse racing and selected global events which have a sports and entertainment format. SIG’s largest source of revenue will come from advertising, specifically from various resorts and casinos, liquor and tobacco companies and sporting sites in North and South America, Europe, Asia and Africa. SIG will realize income from infomercials and sports and entertainment programming that offer subject matter that are all-encompassing to the network’s format. SIG has been creating future programming which includes “The Television Charity Channel” which will feature regularly scheduled weekly programming.

SIG has executed a long-term contract with Mr. Richard Grad, President and CEO of Triple Play Media Management, Inc. and with Mr. C Haifley, President and Chief Operating officer of Big Vision, Incorporated. SIG’s primary endeavor is to financially and administratively support Triple Play’s ready-to-launch, new television network. The Triple Play enterprise is exclusively contracted to SIG. Mr. Grad has organized his associates who have logged years of collaborative creating, hosting, producing and directing TV shows, which have afforded them the contacts necessary to contract and retain the professional services of the nation’s foremost experts in specialized methodologies such as digital satellite technology systems. The Triple Play team has designed and coordinated the format for its ready to launch TV Network, “The Gaming & Entertainment Network.”

Triple Play’s programming niche is “gaming.” Presently, there are no channels specifically formatted for the gaming customer whose interest is focused on the vast variety of gaming activities, domestically as well as internationally, including “sports and entertainment.”

The Gaming & Entertainment Network will cover major tournaments, such as the World Series of Poker, the championship Blackjack play-offs, and coverage of the high stakes major table games, especially those from Hong Kong, South America and the Outback of Australia. The activities in the Las Vegas, Reno and Laughlin, Nevada areas, and various Florida venues alone, host high stakes tournaments on a daily basis. Triple Play will produce domestic and international feeds covering thoroughbred and quarter-horse racing; coverage of fluctuation and trends within sports books from selected locations around the world; scheduled hourly updating of betting lines on sporting events; and a remote coverage of all betting sports, to delivering our personal insight and commentary, live from the sites of origination. Handicapping shows will feature the “how-to” of betting, who’s betting, and why.

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

This type of network is unique to the television industry. The Gaming & Entertainment Network is one of a kind. SIG believes that this is truly an untapped market – the only market left in the broadcasting industry to name only a few, capable of producing a tremendous profit generating source of revenues, thanks to the enormous commercial advertising revenue potential realized from just the hotel/casino/travel industry. SIG has estimated that the sales revenues from these industries alone, after the first year, will not only cover operating costs and expenses thereafter, but also, within the next eighteen months, return sufficient revenue to pay for all the initial capital expenditures of the modular trucks and studios, including equipment and the cost of our own satellite.

The sales efforts of the Triple Play marketing team has been approached by two of the largest syndicators who have expressed their eagerness to cooperate in our airing all their college sports events, including the major conference playoffs. These games will be aired in North America to a minimum of twenty million households and to the ninety-eight million households in Europe.

Along with and part of the gaming and sports coverage, Triple Play will offer shows exploring the insights of the hotel and casino business; offer original formatted airing of special events taking place in the hotels and casinos around the world, including profiles of the shows and headliners, their acts and silhouetting behind the scenes action. Triple Play will feature a newly developed format called Dialing for Dollars, Satellite Pay Per View Bingo, (Approved and substantiated with legal opinion by the Federal Communications Commission). Triple Play will also exclusively produce the internationally popular, swimwear pageants

The demand for infomercials airtime is constantly growing along with the telecasting revenues realized. In 2003, the infomercial industry reported a $64.0 Billion business and 2004 is expected to surpass the earlier years’ accomplishments. Infomercial time is currently being sold for an average in excess of $110,000 per taped half hour unit. Triple Play has selected and accepted three hours (6 units) reserved for each 24-hour period on a basis of a minimum of 50 airings (300) each per year. These infomercials will be viewed in five continents and most uniquely-in their native language. Triple Play has set aside approximately four hours a day for this format. Infomercials will be critically selected upon quality of production and quality of product and international acceptance. Triple Play has been approached by cigarette and liquor advertisers’ requests as well, for the Company’s consideration to sell commercial time to be aired in the foreign markets.

In addition to the exclusive contract with Triple Play whose primary purpose is creating original programming, distribution and international sales and satellite delivery systems, SIG has also executed a long-term contract with Mr. C. Haifley, Chief Operating Officer of Big Vision, Inc. whose primary purpose is Television production, transmitting and ground crew pick up. Big Vision presently occupies approximately 22,000 square feet in the heart of Las Vegas and offers all TV production amenities required of any variety of television programming. Big Vision is a Las Vegas based video production company with over 12 thousand square feet facility in Burbank, CA serving clients nation wide and abroad. They are best known for their state-of-the-art production mobile facilities that will compliment Triple Play. Their services range from original video production to providing the technical management, professional crewing and equipment for major broadcast series and events. They have recently added the new Avid Symphony Systems and a complete line of High Definition delivery techniques with new cameras, recorders, and monitors; an aggregate estimated cost value in excess of five million dollars.

Like Triple Play, Big Vision is supported by an award winning staff and associates who are considered the most talented and capable individuals in the industry. In turn, these individuals have attracted some of the biggest client names in the business thereby symbolizing Big Vision’s 20 years plus presence. Big Vision’s clientele includes the foremost major TV Networks. The high-profile Television producers are clients who rely on Big Vision to create the magic of Television with the assurance that Big Vision will be on time and on budget.

Advantageously located in heart of the Nation’s entertainment center, Las Vegas, Big Vision enjoys the distinctive opportunity to produce, direct and televise most of the leading events in the sports and entertainment business. These events take place in the Signet footprint set for major professional boxing championship specials via cable Pay Per View which can now include several of those Triple Play intellectual properties created to originate from Las Vegas including international distribution such as the major TV specials and live concert extravaganzas.

The practicality of having Big Vision affiliated with Triple Play assures uninterrupted local programming coverage by Big Vision and at the same time gives Triple Play the flexibility to initiate its broadcast and programming schedules in the European, Asian, North and South American markets. The fiscal advantage to SIG and its shareholders is that the production costs and related expenses incurred by Big Vision and Triple Play is that SIG will be paying on a cost only basis.

Results from Operations - Fiscal Year Ended December 30, 2005 and 2004

The Company had no revenue for either of the respective fiscal year periods ended December 31, 2005 and 2004, respectively.

General and administrative expenses for the fiscal year ended December 31, 2005 and 2004 were approximately $121,782 and $111,492, respectively. Net loss for the fiscal year ended December 31, 2005 and 2004, respectively, was approximately $(231,767) and $(111,492). Earnings per share for the respective fiscal year ended December 31, 2005 and 2004 was approximately $(0.07) and $(0.03) on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At December 31, 2005 and 2004, respectively, the Company had working capital of approximately $129,011 and $(106,170).

Capital Resources and Liquidity

As of December 31, 2005, we had approximately $ 401,370 in cash. Our general and administrative expenses presently average $2,500 per month.

As reflected in the accompanying financial statements, we are in the development stage with no operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have no plans to pay no salaries per month to our sole officer and employee until we are properly funded. We intend to raise additional capital to continue our operations although there is no assurance we will be successful. Currently we have no material commitments to make capital expenditures.

It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources. Consequently, there is substantial doubt about our ability to continue as a going concern.

Our need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that we would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

The Company is still in the process of developing and implementing it’s business plan and raising additional capital.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 7.	Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(1)	Previous Independent Auditors:

(i)	On November 14, our board of directors approved the dismissal of Gately & Associates, LLC (“Gately & Associates”) as independent auditor for the Company.

(ii)

Our management has not had any disagreements with Gately & Associates related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. For the audited period ended February 10, 2005 and through Gately & Associates’ termination on November 14, 2005, there has been no disagreement between the Company and Gately & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Gately & Associates would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

(iii)

The Company’s Board of Directors participated in and approved the decision to change independent accountants. Gately & Associates’ audits of the Company’s financial statements on Form 10SB for the period ended February 10, 2005 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

(iv)

In connection with its review of financial statements through July 31, 2005, there have been no disagreements with Gately & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gately & Associates would have caused them to make reference thereto in their report on the financial statements.

(v)	During the most recent review period and the interim period subsequent to November 14, 2005, there have been no reportable events with the Company as set forth in Item 304(a)(i)(v) of Regulation S-K.
(vi)

The Company requested that Gately & Associates furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as an Exhibit to the Form 8-K filed on November 15, 2005.

(2)	New Independent Accountants:

(i)

The Company engaged SW Hatfield, CPA of Dallas, Texas, as its new independent auditors as of November 14, 2005. Prior to such date, we did not consult with S.W. Hatfield, CPA regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by S.W. Hatfield, CPA or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Ernesto W. Letiziano	60	President, Chief Executive Officer, Chief Financial Officer and Director	July 8, 2005

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years. Below is a brief biography of Mr. Letiziano:

ERNEST W. LETIZIANO was appointed as the Company’s President, Chief Executive Officer, Chief Financial officer and sole director as of July 8, 2005. Mr. Letiziano, age 60, has 40 years of experience in finance, business and sports and entertainment. After serving his internship with Haskins & Sells, CPA’s, Mr. Letiziano sat for his CPA Certificate in Pennsylvania. In 1964 he also received his Registered Municipal Accountant’s Certificate to practice in New York, New Jersey and Pennsylvania. He was employed with Haskins and Sells from 1962-1969. Letiziano attended Pennsylvania State University, where he majored in accounting and economics. From 1970-1972, he co-owned an accounting practice in Reading, PA. From 1992 to the Present, Mr. Letiziano has been self-employed as an international monetarist facilitating financial transactions for his clients. From 1988 to 1993, Mr. Letiziano was CEO of Ringside International Broadcasting Corporation, (NASDAQ symbol: RIBC). The company enjoyed over 4 years of success in sports and entertainment TV programming. RIBC captured 98% of the TV markets; in excess of 66 million TV households in the United States. RIBC boxing shows also aired in eight foreign countries. The company was sold in 1993 to a Houston based company. Mr. Letiziano co-owned Classic Motor Car Company, an automobile-manufacturer 1973-1976. From 1977 to 1982 he was Vice President of First Florida Utilities, Inc., a five-state utility public company (NASDAQ symbol SFFL). In 1982, Mr. Letiziano founded, Ringside Events, Inc., a promotional boxing enterprise. He has held commission licenses in 13 states and Great Britain and has promoted and produced over 150 major events worldwide.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2005.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.	Executive Compensation

Compensation of Executive Officers

Summary Compensation Table. The following summary compensation table sets forth all compensation paid by us during the fiscal years ended December 31, 2005 and 2004 in all capacities for the accounts of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Summary Compensation Table

		ANNUAL COMPENSATION	LONG-TERM COMPENSATION
Name	Year	Salary	Restricted Stock Awards ($)
Ernie Letiziano President, Chief Executive Officer, Chief Financial Officer, Chairman	2005 2004	70,000 (1) 70,000 (1)	$10,000 (2) $0

(1) Mr. Letiziano has agreed to defer his salary for this period and therefore we have accrued such salary as salary payable. Such deferred salary will be paid when the Company is able to do so.

(2) On July 19, 2005, Signet Entertainment Corporation, our wholly owned subsidiary, issued 1,000,000 shares of preferred stock to Mr. Letiziano for services related to the organization and structuring of Signet Entertainment Corporation and its proposed business plan prior to the merger with us. This transaction was valued at approximately $10,000, which approximates the value of the services provided.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of shares of our common stock owned as of April 17, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class *

Letiziano, Ernesto W.	900,000	26.31%

Donaldson, Thomas	600,000	17.54%

Hillabrand, Hope E.	500,000	14.62%

Grad, Richard	400,000	11.69%

Officers and Directors as a Group	900,000	26.31%

* Based on 3,421,000 shares of our common stock outstanding.

Item 12.	Certain Relationships and Related Transactions

On February 5, 2005, we issued 100,000 shares to Scott Raleigh for services rendered as our founder. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. On July 8, 2005, Scott Raleigh transferred the 100,000 shares to Signet Entertainment Corporation pursuant to a stock purchase agreement and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Our current President, Director, and Executive Officer, Ernie Letiziano is the Director and Chief Executive Officer of Signet Entertainment Corporation

Pursuant to a Stock Purchase Agreement and Share Exchange between us and Signet Entertainment Corporation dated September 8, 2005, we obtained all of the shares of Signet Entertainment Corporation in exchange for 3,421,000 restricted shares of our common stock 5,000,000 shares of our preferred stock. Pursuant to the transaction, Ernest Letiziano, our current President, Director, and Executive Officer, received 900,000 restricted shares of our common stock and 2,500,000 shares of our preferred stock. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

PART IV

Item 13.	Exhibits List and Reports on Form 8-K

(a)	Reports on Form 8-K and Form 8K-A

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 2.1 to Amendment to Form 8k filed on July 12, 2005 (File No. 000-51185)	2.1	Stock Purchase Agreement dated July 8, 2005 between Scott Raleigh and Signet Entertainment Corporation.

Incorporated by reference to Exhibit 2.1 to Amendment to Form 8k filed on May 16, 2005 (File No. 000-51185)	2.2	Amended Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation.

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on May 3, 2005 (File No. 000-51185)	3.1	Certificate of Incorporation of 51142, Inc.

	3.2	Certification of Amendment of Certificate of Incorporation amending the Company’s name to Signet International Holdings, Inc.

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on May 3, 2005 (File No. 000-51185)	3.2	By-Laws

	14	Code of Ethics

	31.1	Certification of Ernest W. Letiziano pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Ernest W. Letiziano pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.	Principal Accountant Fees and Services

We paid or accrued the following fees in each of the prior two fiscal years to our principal accountant, either S. W. Hatfield, CPA of Dallas, Texas or Gately & Associates, LLC of Altamonte Springs, Florida:

	Year ended December 31,	Year ended December 31,
	2005	2004

(2) Audit fees	$9,750	$-
(3) Audit-related fees	-	-
(4) Tax fees	-	-
(5) All other fees	-	-
Totals	$9,250	$-

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company’s de facto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company’s internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company’s auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 and 2004, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

The Company’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SIGNET INTERNATIONAL HOLDINGS, INC.

By:	/s/ Ernest W. Letiziano
ERNEST W. LETIZIANO
Chief Executive Officer Chief Financial Officer

Dated:	April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ernest W. Letiziano Ernest W. Letiziano	Chief Executive Officer Chief Financial Officer, and Director	April 17, 2006

Signet International Holdings, Inc.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets
as of December 31, 2005 and 2004	F-3

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2005 and 2004 and
for the period from October 17, 2003 (date of inception) through December 31, 2005	F-4

Consolidated Statement of Changes in Shareholders’ Equity
for the period from October 17, 2003 (date of inception) through December 31, 2005	F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2005 and 2004 and
for the period from October 17, 2003 (date of inception) through December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

Letterhead of S. W. Hatfield, CPA

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Signet International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Signet International Holdings, Inc. (a Delaware corporation and a development stage company) and Subsidiary (a Florida corporation) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, consolidated changes in shareholders’ deficit and consolidated statements of cash flows for each of the years ended December 31, 2005 and 2004 and for the period from October 17, 2003 (date of inception) through December 31, 2005, respectively. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signet International Holdings, Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of its consolidated operations and its consolidated cash flows each of the years ended December 31, 2005 and 2004 and for the period from October 17, 2003 (date of inception) through December 31, 205, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas

March 20, 2006

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004
ASSETS
Current Assets
Cash in bank	$401,370	$-

Total Assets	$401,370	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$90,000	$-
Other accrued liabilities	33,939	24,500
Accrued officer compensation	148,420	81,670

Total Current Liabilities	272,359	106,170

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 and 4,000,000 shares
issued and outstanding, respectively	5,000	4,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
3,887,000 and 3,464,000 shares
issued and outstanding, respectively	3,887	3,464
Additional paid-in capital	522,807	92,282
Deficit accumulated during the development stage	(402,683)	(170,916)
	129,011	(71,170)
Stock subscription receivable	-	(35,000)

Total Shareholders’ Equity (Deficit)	129,011	(106,170)

Total Liabilities and Shareholders’ Equity	$401,370	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

Years ended December 31, 2005 and 2004 and

Period from October 17, 2003 (date of inception) through December 31, 2005

	Year ended December 31,	Year ended December 31,	Period from October 17, 2003 (date of inception) through December 31,
	2005	2004	2005

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	48,991	-	89,801
Officer compensation	70,000	70,000	151,670
Other salaries	10,750	21,000	35,250
Other general and
administrative expenses	41,032	20,492	64,968
Total expenses	170,773	111,492	341,689

Loss from operations	(170,773)	(111,492)	(341,689)

Other income (expense)
Charge for stock sold below “fair value”	(56,430)	-	(56,430)
Interest expense	(4,564)	-	(4,564)

Loss before provision for income taxes	(231,767)	(111,492)	(402,683)

Provision for income taxes	-	-	-

Net Loss	(231,767)	(111,492)	(402,683)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(231,767)	$(111,492)	$(402,683)

Loss per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.07)	$(0.03)	$(0.12)

Weighted-average number of shares
outstanding - basic and fully diluted	3,546,907	3,408,836	3,455,482

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2005

	Preferred Stock		Common Stock		Additional paid-in	Deficit Accumulated during the development	Stock subscription	Total
	Shares	Amount	Shares	Amount	capital	stage	receivable
Stock issued at formation of
Signet International
Holdings, Inc.	-	$-	100,000	$100	$-	$-	$-	$100
Effect of reverse merger
transaction with Signet
Entertainment Corporation	4,000,000	4,000	3,294,000	3,294	33,416	-	-	40,710
Capital contributed to
support operations	-	-	-	-	3,444	-	-	3,444
Net loss for the period	-	-	-	-	-	(59,424)	-	(59,424)

Balances at
December 31, 2003	4,000,000	4,000	3,394,000	3,394	36,860	(59,424)	-	(15,170)
Common stock sold pursuant
to a private placement	-	-	70,000	70	34,930	-	(35,000)	-
Capital contributed to
support operations	-	-	-	-	20,492	-	-	20,492
Net loss for the year	-	-	-	-	-	(111,492)	-	(111,492)

Balances at
December 31, 2004	4,000,000	4,000	3,464,000	3,464	92,282	(170,916)	(35,000)	(106,170)
Issuance of preferred stock
for services	1,000,000	1,000	-	-	8,519	-	-	9,519
Common stock sold pursuant
to an August 2005 private
placement	-	-	57,000	57	513	-	-	570
Adjustment for stock sold at
less than “fair value”	-	-	-	-	56,430	-	-	56,430
Common stock sold pursuant
to a September 2005 private
placement	-	-	366,000	366	365,634	-	-	366,000
Cost of obtaining capital	-	-	-	-	(10,446)	-	-	(10,446)
Collections on stock
subscription receivable	-	-	-	-	-	-	35,000	35,000
Capital contributed to
support operations	-	-	-	-	9,875	-	-	9,875
Net loss for the period	-	-	-	-	-	(231,767)	-	(231,767)
Balances at
December 31, 2005	5,000,000	$5,000	3,887,000	$3,887	$522,807	$(402,683)	$-	$129,011

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004 and
Period from October 17, 2003 (date of inception) through December 31, 2005

	Year ended December 31,		Year ended December 31,		Period from October 17, 2003 (date of inception) through December 31,
	2005		2004		2005

Cash Flows from Operating Activities
Net loss for the period		$(231,767)		$(111,492)		$(402,683)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization		-		-		-
Organizational expenses paid
with issuance of common stock		9,519		-		50,329
Charge to operations for stock sold
at less than “fair value”		56,430		-		56,430
Increase (Decrease) in
Accrued liabilities		9,439		21,000		33,939
Accrued officers compensation		66,750		70,000		148,420

Net cash used in operating activities		(89,629)		(20,492)		(113,565)

Cash Flows from Investing Activities		-		-		-

Cash Flows from Financing Activities
Proceeds from note payable		90,000		-		90,000
Proceeds from sale of common stock		401,570		-		401,570
Cash paid to acquire capital		(10,447)		-		(10,447)
Capital contributed to support operations		9,876		20,492		33,812

Net cash (used in) financing activities		490,999		20,492		514,935

Increase (Decrease) in Cash		401,370		-		401,370

Cash at beginning of period		-		-		-

Cash at end of period		$401,370		$-		$401,370

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year		$-		$-		$-
Income taxes paid for the year		$-		$-		$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements

Note A - Organization and Description of Business

Signet International Holdings, Inc. was incorporated on February 2, 2005 in accordance with the Laws of the State of Delaware as 51142, Inc.

On September 8, 2005, pursuant to a Stock Purchase Agreement and Share Exchange (Agreement) by and among Signet International Holdings, Inc. (Signet); Signet Entertainment Corporation (SIG) and the shareholders of SIG (Shareholders) (collectively SIG and the SIG shareholders shall be known as the “SIG Group”), Signet acquired 100.0% of the then issued and outstanding preferred and common stock of SIG for a total of 3,421,000 common shares and 5,000,000 preferred shares of Signet’s stock issued to the SIG shareholders. Pursuant to the agreement, SIG became a wholly owned subsidiary of Signet.

Signet Entertainment Corporation was incorporated on October 17, 2003 in accordance with the Laws of the State of Florida. SIG was formed to establish a television network “The Gaming and Entertainment Network”.

The combined/consolidated entity is referred to as Company.

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $403,000.

Note B - Preparation of Financial Statements

The acquisition of Signet Entertainment Corporation by Signet International Holdings, Inc. effected a change in control of Signet International Holdings, Inc. and is accounted for as a “reverse acquisition” whereby Signet Entertainment Corporation is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Signet International Holdings, Inc. will reflect the historical financial statements of Signet Entertainment Corporation from it’s inception and the operations of Signet International Holdings, Inc. subsequent to the September 8, 2005 transaction date.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Note C - Going Concern Uncertainty

The Company is still in the process of developing and implementing it’s business plan and raising additional capital. As such, the Company is considered to be a development stage company.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements - Continued

Note C - Going Concern Uncertainty - Continued

The Company anticipates that future sales of equity securities to fully implement it’s business plan or to raise working capital to support and preserve the integrity of the corporate entity may be necessary. There is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional capital is received to successfully implement the Company’s business plan, the Company will be forced to rely on existing cash in the bank and upon additional funds which may or may not be loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire sufficient capital, the Company’s ongoing operations would be negatively impacted.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note D - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Organization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.	Research and development expenses

Research and development expenses are charged to operations as incurred.

4.	Advertising expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

5.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements - Continued

Note D - Summary of Significant Accounting Policies - Continued

5.	Income Taxes - continued

As of December 31, 2005 and 2004, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

At December 31, 2005 and 2004, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Note Payable

Note payable consists of the following at December 31, 2005 and 2004, respectively:

	December 31.	December 31.
	2005	2004
$90,000 note payable to an individual. Interest at 10.0%.
Principal and accrued interest due at maturity on
July 1, 2006. Collateralized by controlling interest
in the common stock of Signet International Holdings,
Inc. (formerly 51142, Inc.). Note fully funded in July 2005	$90,000	$ -

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements - Continued

Note G - Income Taxes

The components of income tax (benefit) expense each of the years ended December 31, 2005 and 2004 and for the period from October 17, 2003 (date of inception) through December 31, 2005, are as follows:

	Year ended	Year ended	Period from October 17, 2003 (date of inception) through
	December 31,	December 31,	December 31,
	2005	2004	2005

Federal:
Current	$-	$-	$-
Deferred	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $198,000 for Federal and State income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company’s income tax expense (benefit) for each of the years ended December 31, 2005 and 2004 and for the period from October 17, 2003 (date of inception) through December 31, 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended	Period from October 17, 2003 (date of inception) through
	December 31,	December 31,	December 31,
	2005	2004	2005

Statutory rate applied to income before income taxes	$(78,800)	$(37,900)	$(137,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible officers compensation	23,800	23,800	50,500
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	55,000	14,100	86,500

Income tax expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements - Continued

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

	December 31,	December 31,
	2005	2004
Deferred tax assets
Net operating loss carryforwards	$67,000	$21,000
Officer compensation deductible when paid	50,500	35,700
Less valuation allowance	(117,500)	(56,700)

Net Deferred Tax Asset	$-	$-

Note H - Preferred Stock

The Company’s By-Laws allow for the issuance of up to 5,000,000 shares of no par value Preferred Stock.

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

On October 20, 2003, in conjunction with the formation and incorporation of Signet Entertainment Corporation, SIG issued 4,000,000 shares of preferred stock to the incorporating persons. This transaction was valued at approximately $40,000, which approximates the value of the services provided.

On July 19, 2005, the Company issued 1,000,000 shares of preferred stock to an existing shareholder and Company officer for services related to the organization and structuring of the Company and it’s proposed business plan. This transaction was valued at approximately $10,000, which approximates the value of the services provided.

Concurrent with the reverse merger transaction, these shareholders exchanged their Signet Entertainment Corporation preferred stock for equivalent shares of Signet International Holdings, Inc. preferred stock.

Note I - Common Stock Transactions

On October 17, 2003 and November 1, 2003, in connection with the incorporation and formation of Signet Entertainment Corporation, an aggregate of approximately 3,294,000 shares of restricted, unregistered shares of common stock and were issued to various founding individuals. This combined preferred stock and common stock issuances were collectively valued at approximately $40,810, which approximated the fair value of the time provided by the individuals and the related out-of-pocket expenses.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)

Notes to Consolidated Financial Statements - Continued

Note I - Common Stock Transactions - Continued

On February 2, 2005, in connection with the incorporation and formation of Signet International Holdings, Inc., 100,000 shares were issued to the founding shareholder for $100 cash.

On June 16, 2004 and December 3, 2004, Signet Entertainment Corporation sold, in three separate transactions to three unrelated individuals, an aggregate 70,000 shares of restricted, unregistered common stock for $35,000 cash. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used any of the three transactions.

Between July 20, 2005 and August 26, 2005, Signet Entertainment Corporation sold an aggregate 57,000 shares of common stock to existing and new shareholders at a price of $0.01 per share for gross proceeds of approximately $570. As this selling price was substantially below the “fair value” of comparable transactions, the Company will recognize a charge to operations equivalent to the difference between the established “fair value” of $1.00 per share (as determined by the pricing in the September 2005 Private Placement Memorandum) and the selling price of $0.01 per share as “Compensation expense related to common stock sold at less than “fair value”.

On September 8, 2005, all of the then issued and outstanding shares of Signet Entertainment Corporation were exchanged on a share-for-share basis for shares of Signet International Holdings, Inc. in connection with the aforementioned “reverse merger” transaction.

On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering. This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000. The common shares will be offered through the Company’s officers and directors on a best-efforts basis. The minimum investment is $1,000, however, the Company might, at it’s sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company’s management. Through January 1, 2006, the Company sold an aggregate of 366,000 shares for gross proceeds of approximately $366,000 under this Memorandum.

Note J - Commitments

The Company operates from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease. The lease agreement expires in July 2009 and requires monthly payments of approximately $928. The Company is not responsible for any additional charges for common area maintenance.

Future maturities on this lease agreement are as follows:

Year ended December 31,	Amount

2006	$11,136
2007	11,136
2008	11,136
2009	6,496

Totals	$39,904

The Company also reimburses two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company’s business, at approximately $250 per month. These agreements are on a month-to-month basis.

For the respective years ended December 31, 2005 and 2004, the Company paid an aggregate of $16,738 and $16,702 for rent under these agreements.

The accompanying notes are an integral part of these financial statements.