Form 10QSB
period 2006-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2006-05-19
CIK 1317833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  YES        NO  X

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 12, 2006: 3,902,000

Transitional Small Business Disclosure Format (check one):    YES       NO X

                       Signet International Holdings, Inc.

                Form 10-QSB for the Quarter ended March 31, 2006

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           12

  Item 3 Controls and Procedures                                             14


Part II - Other Information

  Item 1 Legal Proceedings                                                   14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     15

  Item 4 Submission of Matters to a Vote of Security Holders                 15

  Item 5 Other Information                                                   15

  Item 6 Exhibits                                                            15


Signatures                                                                   15

Item 1
Part 1 - Financial Statements



               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                           Consolidated Balance Sheets
                             March 31, 2006 and 2005

                                   (Unaudited)


                                                                      March 31,           March 31,
                                                                         2006               2005
                                     ASSETS
Current Assets
   Cash in bank                                                       $ 354,512          $       -
                                                                      ---------          ---------

Total Assets                                                          $ 354,512          $       -
                                                                      =========          =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
   Current Liabilities
     Note payable                                                     $  90,000          $       -
     Accounts payable - trade                                             8,800                  -
     Other accrued liabilities                                           40,125             29,750
     Accrued officer compensation                                       165,920             99,170
                                                                      ---------          ---------

     Total Current Liabilities                                          311,628            128,920
                                                                      ---------          ---------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     5,000,000 and 4,000,000 shares
     issued and outstanding, respectively                                 5,000              4,000
   Common stock - $0.001 par value
     100,000,000 shares authorized.
     3,902,000 and 3,364,000 shares
       issued and outstanding, respectively                               3,902              3,364
   Additional paid-in capital                                           537,792             97,290
   Deficit accumulated during the development stage                    (453,810)          (198,574)
                                                                      ---------          ---------
                                                                         92,884            (93,920)
   Treasury stock - at cost (50,000 shares)                             (50,000)                 -
   Stock subscription receivable                                                    -      (35,000)
                                                                      ---------          ---------

   Total Shareholders' Equity (Deficit)                                  42,884           (128,920)
                                                                      ---------          ---------

   Total Liabilities and Shareholders' Equity                         $ 354,512          $       -
                                                                      =========          =========




               The financial information presented herein has been
               prepared by management without audit by independent
                          certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                       1


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
          Consolidated Statements of Operations and Comprehensive Loss
                 Three months ended March 31, 2006 and 2005 and
     Period from October 17, 2003 (date of inception) through March 31, 2006

                                   (Unaudited)


                                                                                   Period from
                                                                                October 17, 2003
                                                                                    (date of
                                                 Three months      Three months     inception)
                                                    ended             ended          through
                                                  March 31,         March 31,       March 31,
                                                    2006              2005            2006

Revenues                                           $        --     $        --     $        --

Expenses
   Organizational and formation expenses                    --              --          89,801
   Officer compensation                                 17,500          17,500         169,170
   Other salaries                                        9,000           5,250          44,250
   Other general and administrative expenses            22,408           4,908          87,376
                                                   -----------     -----------     -----------
   Total Expenses                                       48,908          27,658         390,597
                                                   -----------     -----------     -----------

Loss from Operations                                   (48,908)        (27,658)       (390,597)

Other Expense
   "Compensation expense" related to sale
      of common stock at less than "fair value"             --              --         (56,430)
   Interest expense                                     (2,219)             --          (6,783)
                                                   -----------     -----------     -----------

Loss before Provision for Income Taxes                 (51,127)        (27,658)       (453,810)

Provision for Income Taxes                                  --              --              --
                                                   -----------     -----------     -----------

Net Loss                                               (51,127)        (27,658)       (453,810)

Other Comprehensive Income                                  --              --              --
                                                   -----------     -----------     -----------

Comprehensive Loss                                 $   (51,127)    $   (27,658)    $  (453,810)
                                                   ===========     ===========     ===========


Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted                         $     (0.01)    $     (0.01)    $     (0.13)
                                                   ===========     ===========     ===========

Weighted-average number of shares
   of common stock outstanding                       3,887,167       3,464,000       3,498,795
                                                   ===========     ===========     ===========


               The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                 Three months ended March 31, 2006 and 2005 and
     Period from October 17, 2003 (date of inception) through March 31, 2006

                                   (Unaudited)


                                                                                                  Period from
                                                                                                October 17, 2003
                                                                                                   (date of
                                                                 Three months      Three months     inception)
                                                                   ended             ended          through
                                                                  March 31,         March 31,      March 31,
                                                                     2006            2005             2006

Cash Flows from Operating Activities
   Net Loss                                                      $ (51,127)       $ (27,658)       $(453,810)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                     --               --               --
       Organizational expenses paid with issuance
         of common and preferred stock                                  --               --           50,810
       "Compensation expense" related
         to sale of common stock at
         less than "fair value"                                         --               --           56,430
       Increase (Decrease) in
         Accrued liabilities                                        21,769            5,250           55,708
         Accrued officers compensation                              17,500           17,500          165,920
                                                                 ---------        ---------        ---------

Net cash used in operating activities                              (11,858)          (4,908)        (124,942)
                                                                 ---------        ---------        ---------


Cash Flows from Investing Activities                                    --               --               --
                                                                 ---------        ---------        ---------


Cash Flows from Financing Activities
   Cash proceeds from note payable                                      --               --           90,000
   Cash proceeds from sale of common stock                          15,000               --          416,089
   Purchase of treasury stock                                      (50,000)              --          (50,000)
   Cash paid to acquire capital                                         --               --          (10,447)
   Capital contributed to support operations                            --            4,908           33,812
                                                                 ---------        ---------        ---------

Net cash provided by financing activities                          (35,000)           4,908          479,454
                                                                 ---------        ---------        ---------

Increase (Decrease) in Cash and Cash Equivalents                   (46,858)              --          354,512

Cash and cash equivalents at beginning of period                   401,370               --               --
                                                                 ---------        ---------        ---------

Cash and cash equivalents at end of period                       $ 354,512        $      --        $ 354,512
                                                                 =========        =========        =========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                               $      --        $      --        $      --
                                                                 =========        =========        =========
   Income taxes paid (refunded)                                  $      --        $      --        $      --
                                                                 =========        =========        =========


               The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $453,800.


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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB which contains the Company's audited financial statements for the year ended December 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)

             Notes to Consolidated Financial Statements - Continued


Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)

             Notes to Consolidated Financial Statements - Continued


Note D - Summary of Significant Accounting Policies - Continued

4.   Advertising expenses

     The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2006 and 2005, and subsequent thereto, the Company's issued and outstanding preferred stock is considered anti-dilutive due to the Company's net operating loss position.


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)

             Notes to Consolidated Financial Statements - Continued


Note F - Note Payable

Note payable consists of the following at March 31, 2006 and 2005, respectively:

                                                               March 31,         March 31,
                                                                 2006              2005
$90,000 note payable to an individual. Interest at 10.0%.
   Principal and accrued interest due at maturity in June
   2006. Collateralized by controlling interest in the
   common stock of Signet International Holdings, Inc.
   Note fully funded in July 2005.                             $90,000           $       -
                                                               =======            ========


Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through March 31, 2006, are as follows:

                                                               Period from
                                                                October 17,
                                                                2003 (date
                            Three months     Three months      of inception)
                               ended            ended            through
                              March 31,        March 31,         March 31,
                                2006            2005              2006
       Federal:
         Current               $     -          $    -           $     -
         Deferred                    -               -                 -
                               -------          ------            ------
                                     -               -                 -
                               -------          ------            ------
       State:
         Current                     -               -                 -
         Deferred                    -               -                 -
                               -------          ------            ------
                                     -               -                 -
                               -------          ------            ------
         Total                 $     -          $    -           $     -
                                ======          ======            ======

As of March 31, 2006, the Company has a net operating loss carryforward of approximately $300,000 for Federal and State income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.




                (Remainder of this page left blank intentionally)

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)

             Notes to Consolidated Financial Statements - Continued


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) each of the three month periods ended March 31, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through March 31, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                    Period from
                                                                                    October 17,
                                                                                    2003 (date
                                                Three months     Three months      of inception)
                                                    ended            ended            through
                                                  March 31,        March 31,         March 31,
                                                    2006             2005              2006
Statutory rate applied to
   income before income taxes                    $ (17,400)       $  (9,400)       $(154,300)
Increase (decrease) in income taxes
   resulting from:
     State income taxes                                 --               --               --
     Non-deductible officers compensation            5,950            5,950           56,400
     Other, including reserve for deferred
       tax asset and application of net
       operating loss carryforward                  11,450            3,450           97,900
                                                 ---------        ---------        ---------

Income tax expense                               $      --        $      --        $      --
                                                 =========        =========        =========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2006 and 2005, respectively:

                                                                   March 31,        March 31,
                                                                     2006             2005
       Deferred tax assets
         Net operating loss carryforwards                         $  97,900        $  33,800
         Officer compensation deductible when paid                   56,400           33,700
         Less valuation allowance                                  (154,300)         (67,500)
                                                                   --------          -------

         Net Deferred Tax Asset                                   $       -        $       -


Note H - Preferred Stock

The Company's By-Laws allow for the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock.

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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)

             Notes to Consolidated Financial Statements - Continued


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

On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering. This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000. The common shares will be offered through the Company's officers and directors on a best-efforts basis. The minimum investment is $1,000, however, the Company might, at it's sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company's management. Through March 31, 2006, the Company has sold 381,000 shares for gross proceeds of $381,000 under this Memorandum.

On March 31, 2006, the Company repurchased 50,000 shares of common stock from the estate of a deceased shareholder which purchased said shares pursuant to the aforementioned September 2005 Private Placement Memorandum for $50,000 cash.





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

(2) Results of Operations, Liquidity and Capital Resources or Plan of Operation

Quarters Ended March 31, 2006 and 2005

The Company had no revenue for either of the respective three month periods ended March 31, 2006 and 2005, respectively.

General and administrative expenses for each of the three month periods ended March 31, 2006 and 2005 were approximately $48,900 and $27,700, respectively. The Company received gross funds totaling approximately $90,000 through the end of July 2005. Interest expense on these borrowed funds totaled approximately $2,200 for the three months ended March 31, 2006.

Net loss for the three months ended March 31, 2006 and 2005, respectively, were approximately $(51,100) and $(27,700). Earnings per share for the respective three month periods ended March 31, 2006 and 2005 was approximately $(0.01) and $(0,01) on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2006 and 2005, respectively, the Company had working capital of approximately $43,000 and $(128,920).

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


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

   On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering. This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000. The common shares will be offered through the Company's officers and directors on a best-efforts basis. The minimum investment is $1,000, however, the Company might, at it's sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company's management. During the quarter ended March 31, 2006, the Company sold an additional 15,000 shares for gross proceeds of $15,000 pursuant to this Private Placement Memorandum. Through March 31, 2006, the Company has sold a cumulative 381,000 shares for gross proceeds of $381,000 to a various investors under this Private Placement Memorandum.

   The proceeds of above transactions remain in the Company's bank accounts as of March 31, 2006 and are to be used in future periods for working capital purposes.

Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

   On March 31, 2006, the Company repurchased 50,000 shares of common stock from the estate of a deceased shareholder which purchased said shares pursuant to the aforementioned September 2005 Private Placement Memorandum for $50,000 cash.

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

                                   Signet International Holdings, Inc.

Dated:  May 12, 2006                /s/ Ernest W. Letiziano
                                                   Ernest W. Letiziano
                                                President and Director