Form 10QSB
period 2006-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2006-08-21
CIK 1317833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2006

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


           For the transition period from ______________ to _____________



                        Commission File Number: 000-51185

                       Signet International Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                               16-1732674
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 19, 2006: 4,102,000
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):    YES       NO X

                      Signet International Holdings, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2006

                                Table of Contents


                                                                                                      Page
Part I - Financial Information

  Item 1 Financial Statements                                                                           3

  Item 2 Management's Discussion and Analysis or Plan of Operation                                     15

  Item 3 Controls and Procedures                                                                       17


Part II - Other Information

  Item 1 Legal Proceedings                                                                             18

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds                                   18

  Item 3 Defaults Upon Senior Securities                                                               18

  Item 4 Submission of Matters to a Vote of Security Holders                                           18

  Item 5 Other Information                                                                             18

  Item 6 Exhibits                                                                                      18


Signatures 18

Item 1
Part 1 - Financial Statements



               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                           Consolidated Balance Sheets
                             June 30, 2006 and 2005

                                   (Unaudited)

                                                                      June 30,          June 30,
                                                                        2006              2005
                                     ASSETS
Current Assets
   Cash in bank                                                       $ 204,229        $  50,000
                                                                      ---------        ---------

Total Assets                                                          $ 204,229        $  50,000
                                                                      =========        =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Note payable                                                     $      --           50,000
     Accounts payable - trade                                            11,909               --
     Other accrued liabilities                                           90,337           35,000
     Accrued officer compensation                                       182,418          116,670
                                                                      ---------        ---------

     Total Current Liabilities                                          284,664          201,670
                                                                      ---------        ---------

     Total Liabilities                                                  284,664          201,670
                                                                      ---------        ---------


Commitments and Contingencies


                         Shareholders' Equity (Deficit)
                       Preferred stock - $0.001 par value
     50,000,000 shares authorized
     5,000,000 and 4,000,000 shares
     issued and outstanding, respectively                                 5,000            4,000
   Common stock - $0.001 par value
     100,000,000 shares authorized
     4,102,000 and 3,364,000 shares
       issued and outstanding, respectively                               4,102            3,364
   Additional paid-in capital                                           737,592          102,257
   Deficit accumulated during the development stage                    (827,129)        (226,291)
                                                                      ---------        ---------
                                                                        (80,435)        (116,670)
   Stock subscription receivable                                             --          (35,000)
                                                                      ---------        ---------

   Total Shareholders' Equity (Deficit)                                 (80,435)        (151,670)
                                                                      ---------        ---------

   Total Liabilities and Shareholders' Equity                         $ 204,229        $  50,000
                                                                      =========        =========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                    Consolidated Statements of Operations and
                  Comprehensive Loss Six and Three months ended
                           June 30, 2006 and 2005 and
     Period from October 17, 2003 (date of inception) through June 30, 2006

                                   (Unaudited)


                                                                                                  Period from
                                                                                                  October 17,
                                                                                                     2003
                                                                                                   (date of
                                     Six months     Six months    Three months    Three months     inception)
                                        ended         ended          ended          ended          through
                                      June 30,       June 30,      June 30,        June 30,        June 30,
                                        2006          2005           2006           2005            2006
                                   -----------    -----------    -----------    -----------    -----------
Revenues                           $        --    $        --    $        --    $        --    $        --

Expenses
   Organizational
      and formation expenses                --             --             --             --         89,801
   Officer compensation                 34,498         35,000         16,998         17,500        186,168
   Other salaries                       17,375         10,500          8,375          5,250         52,625
   Other general and
      administrative expenses          243,137          9,875        220,729          4,968        308,105
   Compensation expense related
      to sale of common stock at
      less than "fair value"           125,000             --        125,000             --        181,430
                                   -----------    -----------    -----------    -----------    -----------
   Total Expenses                      420,010         55,375        371,102         27,718        818,129
                                   -----------    -----------    -----------    -----------    -----------

Loss from Operations                  (420,010)       (55,375)      (371,102)       (27,718)      (818,129)

Other Expense
   Interest expense                     (4,436)            --             --             --         (9,000)
                                   -----------    -----------    -----------    -----------    -----------

Loss before
   Provision for Income Taxes         (424,446)       (55,375)      (371,102)       (27,718)      (827,129)

Provision for Income Taxes                  --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------

Net Loss                              (424,446)       (55,375)      (371,102)       (27,718)      (827,129)

Other Comprehensive Income                  --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------

Comprehensive Loss                 $  (424,446)   $   (55,375)   $  (371,102)   $   (27,718)   $  (827,129)
                                   ===========    ===========    ===========    ===========    ===========


Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted         $     (0.11)   $     (0.02)   $     (0.10)   $     (0.01)   $     (0.32)
                                   ===========    ===========    ===========    ===========    ===========

Weighted-average number of
   shares of common stock
   outstanding                       3,881,917      3,464,000      3,876,890      3,464,000      3,571,190
                                   ===========    ===========    ===========    ===========    ===========

  The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                   Six months ended June 30, 2006 and 2005 and
     Period from October 17, 2003 (date of inception) through June 30, 2006

                                   (Unaudited)


                                                                                            Period from
                                                                                             October 17,
                                                                                                2003
                                                                                             (date of
                                                                Six months     Six months    inception)
                                                                   ended         ended        through
                                                                 June 30,       June 30,      June 30,
                                                                   2006          2005           2006
Cash Flows from Operating Activities
   Net Loss                                                    $(424,446)     $ (55,375)     $(827,129)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                   --             --             --
       Expenses paid with common stock                           125,000             --        125,000
       Organizational expenses paid with issuance
         of common and preferred stock                                --             --         50,810
       "Compensation expense" related
         to sale of common stock at
         less than "fair value"                                  125,000             --        181,430
       Increase (Decrease) in
         Accounts payable - trade                                 11,909             --         11,909
         Accrued liabilities                                      56,398         10,500         90,337
         Accrued officers compensation                            33,998         35,000        182,418
                                                               ---------      ---------      ---------

Net cash used in operating activities                            (72,141)        (9,875)      (185,225)
                                                               ---------      ---------      ---------


Cash Flows from Investing Activities                                  --             --             --
                                                               ---------      ---------      ---------


Cash Flows from Financing Activities
   Cash proceeds from note payable                                    --         50,000         90,000
   Cash paid to retire note payable                              (90,000)            --        (90,000)
   Cash proceeds from sale of common stock                        15,000             --        416,089
   Purchase of treasury stock                                    (50,000)            --        (50,000)
   Cash paid to acquire capital                                       --             --        (10,447)
   Capital contributed to support operations                          --          9,875         33,812
                                                               ---------      ---------      ---------

Net cash provided by financing activities                       (125,000)        59,875        389,454
                                                               ---------      ---------      ---------

Increase (Decrease) in Cash and Cash Equivalents                (197,141)        50,000        204,229

Cash and cash equivalents at beginning of period                 401,370             --             --
                                                               ---------      ---------      ---------

Cash and cash equivalents at end of period                     $ 204,229      $  50,000      $ 204,229
                                                               =========      =========      =========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                             $   9,000      $      --      $   9,000
                                                               =========      =========      =========
   Income taxes paid (refunded)                                $      --      $      --      $      --
                                                               =========      =========      =========

  The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                             June 30, 2006 and 2005


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note D - Summary of Significant Accounting Policies - Continued

4. Advertising expenses

     The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

5. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2006 and 2005, and subsequent thereto, the Company's issued and outstanding preferred stock is considered anti-dilutive due to the Company's net operating loss position.


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note F - Note Payable

Note payable consists of the following at June 30, 2006 and 2005, respectively:

                                                                           June 30,          June 30,
                                                                             2006              2005
$90,000 note payable to an individual.  Interest at 10.0%.
   Principal and accrued interest due at maturity in June
   2006.  Collateralized by controlling interest in the
   common stock of Signet International Holdings, Inc.

   Note paid in full on June 30, 2006.                                 $           -         $50,000
                                                                        ============          ======


Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through June 30, 2006, are as follows:
                                                                 Period from
                                                                 October 17,
                                                                 2003 (date
                              Six months       Six months        of inception)
                                ended            ended           through
                              June 30,         June 30,          June 30,
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
                                ======          ======             ======

As of June 30, 2006, the Company has a net operating loss carryforward of approximately $300,000 for Federal and State income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.






                (Remainder of this page left blank intentionally)

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) each of the six month periods ended June 30, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through June 30, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                           Period from
                                                                                            October 17,
                                                                                            2003 (date
                                                       Six months       Six months         of inception)
                                                         ended            ended               through
                                                        June 30,         June 30,             June 30,
                                                          2006             2005                 2006
Statutory rate applied to
   income before income taxes                         $ (144,000)      $   (18,800)        $ (281,000)
Increase (decrease) in income taxes
   resulting from:
     State income taxes                                        -                 -                  -
     Non-deductible officers compensation                 12,000            11,900             63,000
     Non-deductible charge for common stock
       issued at less than "fair value"                   43,000                 -             62,000
     Other, including reserve for deferred
       tax asset and application of net
       operating loss carryforward                        89,000             6,900            156,000
                                                        --------        ----------            -------

Income tax expense                                    $            -   $         -         $        -
                                                       =============    ===========        =============

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2006 and 2005, respectively:

                                                       June 30,       June 30,
                                                        2006           2005
       Deferred tax assets
         Net operating loss carryforwards             $114,000       $23,300
         Officer compensation deductible when paid      63,000        39,700
         Less valuation allowance                     (177,000)      (63,000)
                                                       -------        ------

         Net Deferred Tax Asset                       $      -       $     -


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note H - Preferred Stock - Continued

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

On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering. This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000. The common shares will be offered through the Company's officers and directors on a best-efforts basis. The minimum investment is $1,000, however, the Company might, at it's sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company's management. Through June 30, 2006, the Company has sold 381,000 shares for gross proceeds of $381,000 under this Memorandum.

On March 31, 2006, the Company repurchased 50,000 shares of common stock from the estate of a deceased shareholder which purchased said shares for $50,000 cash pursuant to the aforementioned September 2005 Private Placement Memorandum for $50,000 cash. In June 2006, the Company's Board of Directors cancelled these shares and returned them to unissued status.

On June 22, 2006, the Company issued 250,000 shares of unregistered, restricted common stock, valued at $0.50 per share or $125,000, in payment of consulting fees. As the agreed-upon value of the services provided was less than the "fair value" of comparable transactions, the Company will recognize a charge to operations equivalent to the difference between the established "fair value" of $1.00 per share (as determined by the pricing in the September 2005 Private Placement Memorandum) and the agreed-upon value of $0.50 per share as "Compensation expense related to common stock sold at less than "fair value".

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note J - Commitments

Leased office space

The Company operates from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease. The lease agreement expires in July 2009 and requires monthly payments of approximately $928. The Company is not responsible for any additional charges for common area maintenance.

Future maturities on this lease agreement are as follows:

                        Year ended
                       December 31,             Amount

                           2006               $11,136
                           2007                11,136
                           2008                11,136
                           2009                 6,496
                                              -------

                          Totals              $39,904
                                               ======

The Company also reimburses two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company's business, at approximately $250 per month. These agreements are on a month-to-month basis.

For the respective years ended December 31, 2005 and 2004, the Company paid an aggregate of $16,738 and $16,702 for rent under these agreements.

Triple Play Management Agreement

On October 23, 2003, Signet Entertainment entered into a Management Agreement with Triple Play Media Management (Triple Play) of Peoria, Arizona. Triple Play is engaged to be the management company to manage and operate any acquired Signet facility (facilities) on a permanent basis for Signet for a period of ten years (the initial period) with an automatic extension of an additional ten years unless the dissenting party gives proper notice.

To facilitate this Management Agreement, Signet will endeavor to raise capital contributions through a Private Placement Offering, Regulation 506 and /or a Public Offering and show evidence of the total capital funds required for the establishment of the Network including providing funds for the budgeted operations of the business for the term of this agreement plus extensions. Signet will also provide a minimum of 17,500 square feet of permanent structure (connector facility), fully equipped to accommodate full- service television studios, sound stages and various production equipment within completely air-conditioned and heated work places and mobile modular production unit (s) fully equipped and a Eutelsat satellite Hot Bird and delivery system. Triple Play will, in turn, perform the following actions: a) acquire and maintain various licenses; b) compliance with local ordinances and state laws; c) maintain complete books of account, which shall comply with requirements of any governmental agency including all Federal Communications commission (FCC) regulations; d),provide an annual budget to Signet, addressing all operating activities, including a reserve for repairs, refurbishment, and replacements to maintain the premises and equipment in good condition; e) make no expenditures other than those items provided in an annual budget; f) maintain books and records to be made available to Signet representatives; g) have complete creative control and authority to determine all matters concerning decor, design, arrangement, format and all production presentations including creative design, absolute control and discretion with respect to the operation of the premises; and h) be responsible for all necessary and proper insurances safeguarding against all reasonably foreseeable risks on a replacement cost basis of coverage to both parties , the business and its assets.

Upon Signet's raising the necessary required funding through a secondary offering, Signet will begin funding the working capital requirements of Triple Play for a share of Triple Play's profit. The working capital commitment is based on mutually agreed budgets and is projected to amount approximately $15 million. This advance of management fees would be drawn down by Triple Play over approximately the first 12 months of its operations which would begin once Signet has access to the secondary offering funding. This advance will be recovered by Signet from Triple Play's future cash flows. In return, Signet will receive 87.5 % of Triple Play's monthly gross revenues less Triple Play's monthly operating expenses.

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005


Note J - Commitments - Continued

Triple Play Management Agreement - continued

For the services, Triple Play shall render to Signet, Signet shall pay management fees to Triple Play based upon Triple Play's gross revenues, as follows: a) 12% of Triple Play's gross revenues, provided that Triple Play realizes a minimum pre tax net profit of 25%, plus b) 1/2% (one half percent) of Triple Play's gross revenues for Triple Play's costs of licenses and permits for international air waves and feeds duties and taxes, satellite transmission links, down links, including earth stations. The fees in a) and b), noted above, shall become due from Signet within 90 days after the close of each calendar year based on a determination by independently prepared Certified Public Accountants' reports. These reports will account for advances Signet has made.

Triple Play's Chief Executive Officer, Richard Grad, one of Signet's founding shareholders, will be paid by Signet, a signing bonus of $50,000 upon the funding of a future Signet offering. Signet will also pay to Mr. Grad the following annual compensation during the entire term of this agreement, including extensions thereto: 1) a guaranteed annual salary of $200,000.(Two Hundred Thousand), per year payable at the beginning of each month at the rate of twelve equal installments and will be subsequently deducted from each annual management fee settlement noted above; 2) an allowance of $1,500 for moving and relocation expenses and 3) ordinary and reasonable employee benefits related to health insurance. It is specifically noted that Mr. Grad will function solely as an independent contractor representing Triple Play and will not be construed as a Signet employee.

Big Vision Management Contract

On July 22, 2005, Signet Entertainment entered into a Management Agreement with Big Vision Studios, a Nevada Limited Liability Company (Big Vision) located in both Las Vegas, Nevada and Burbank, California whereby Big Vision will be the exclusive supplier of High Definition Equipment and Studio rental for Signet. This agreement is for a period of one (1) year, commencing with the submission by Signet's of evidence of the total capital funds required for the establishment of Signet's Network including providing funds for the budgeted operations of the business for the term of this agreement plus extensions to Big Vision, with an automatic extension of an additional five years unless the dissenting parry gives proper notice. Signet agrees to pay a fee to Big Vision on a most favored nation basis for the first year of Signer's operations. After the initial year, Signet agrees to pay Big Vision at the industry standard rates plus and additional 15% in consideration of Big Vision's concession in rates for the first year. Signet has agreed to continue paying the industry rates plus 15% for as long as this agreement is in place. All fees will be paid as they become due and payable according to Big Vision's requirements.

Broadcast Property Acquisition

On April 13, 2006, Signet executed a Letter of Agreement to Purchase with Freehawk Productions, Inc. of Royal Palm Beach, Florida whereby Signet would acquire 20 original one-half hour screenplays and four (4) additional episodes per screenplay for a total of 100 separate broadcast properties to be delivered over a 36-month period from April 13, 2006. The agreed-upon purchase price for the total 20 one half-hour ready-to-air shows and the accompanying supplemental 80 one half- hour ready-to-air episodes is $3,000,000.00. This price includes all of the rights, title and privileges related to the ownership of said broadcast properties. On August 19, 2006, by mutual agreement, Signet and Freehawk rescinded this Agreement and intend to enter into a restructured agreement in a future period.



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

(2) Results of Operations, Liquidity and Capital Resources or Plan of Operation

General discussion and Plan of Operation

We were incorporated in the State of Delaware under the name 51142 Inc. on February 2, 2005 as a blank check company to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On July 8, 2005, pursuant to the terms of a Stock Purchase Agreement, Signet Entertainment Corporation, a Florida corporation, purchased all of our issued and outstanding common stock for cash consideration of $36,000. Subsequently, we changed our name to Signet International Holdings, Inc. Pursuant to the agreement, Signet Entertainment became our wholly owned subsidiary.

Our wholly owned subsidiary, Signet Entertainment was incorporated on October 17, 2003 for the purpose of launching a Gaming and Entertainment Television Network. We expect to cover major Poker and Blackjack tournaments as well as other major high stakes casino games, although we - or any of our partners - have not entered any formal agreements to do so. The network will also cover other major sports events such as horse racing and selected global events which have a sports and entertainment format we believe will appeal to our viewers including: sports awards ceremonies; entertainment awards ceremonies; celebrity sports events; celebrity gaming events; and other interesting and newsworthy events, foreign and domestic.

Signet Entertainment's largest source of revenue will come from advertising, specifically from various resorts and casinos, liquor and tobacco companies and sporting sites in North and South America, Europe, Asia and Africa. We will cover all of our events including poker and other casino tournaments via satellite and cable, once satellite and cable contracts have been executed. Signet Entertainment will also realize income from infomercials and sports and entertainment programming that offer subject matter that are all-encompassing to the network's format. Signet Entertainment intends creating future programming to include "The Television Charity Channel" which will feature regularly scheduled weekly programming.

In order to launch its gaming and entertainment television network, Signet Entertainment entered into agreements with Triple Play Media Management, Inc. ("Triple Play") and Big Vision, Inc. ("Big Vision"). Pursuant to the agreements, Triple Play will operate our facilities and provide programming content while Big Vision will provide the equipment and technology to establish the production facility.

Triple Play has developed conceptual content as scripts or treatments. Production of this programming in contingent upon the funding. As such, Triple Play is not obligated to deliver this programming to us at any time certain. Triple Play has not yet made formal arrangements with any other domestic or foreign production company to uplink or to receive any programming. Further, Triple Play has not entered into any agreement with any casino business or entity, or any agreements to air any tournaments. Our agreement provides that with funding, Triple Play will organize, develop and operate a fully equipped production footprint (home base), and direct, produce and edit, gather and cover live newsworthy events from the Las Vegas area. With the use of modular (TV equipment truck), and satellite delivery systems, Triple Play will uplink the news reels and we will broadcasts these to other communities in the USA and abroad. Likewise, other production companies will be able to uplink their news reels to Triple Play.

On April 13, 2006, we executed a Letter of Agreement to Purchase with Freehawk Productions, Inc. of Royal Palm Beach, Florida whereby Signet would acquire 20 original one-half hour screenplays and four (4) additional episodes per screenplay for a total of 100 separate broadcast properties to be delivered over a 36-month period from April 13, 2006. The agreed-upon purchase price for the total 20 one half-hour ready-to-air shows and the accompanying supplemental 80 one half- hour ready-to-air episodes is $3,000,000.00. This price includes all of the rights, title and privileges related to the ownership of said broadcast properties. On August 19, 2006, by mutual agreement, Signet and Freehawk rescinded this Agreement and intend to enter into a restructured agreement in a future period.

Furthermore, we intend to acquire Low-Powered Television (LPTV) stations as a means for distributing our programming to viewers. LPTV stations offer national advertisers highly defined audiences. The LPTV service was established by the Federal Communications Commission (FCC) in 1982 and was primarily intended to provide opportunities for locally oriented television service in small communities within larger urban areas. LPTV stations transmit on one of the standard VHF or UHF television channels. The distance at which a station can be viewed depends on a variety of factors such as: antenna height, transmitter power, transmitting antenna and the nature of the terrain. Generally LPTV stations span approximately 20 miles from their tower in all directions. We plan on targeting LPTV stations that are sanctioned by the Federal Communication Commission with current and clear license to operate and feature: Class A rating, high-distribution (high number of TV households), favorable market location, up-to-date equipment, tower delivery systems, and studio properties. We have not entered into any negotiations or agreements, preliminary or otherwise, to purchase such stations.

In the last quarter of fiscal year 2006, we expect to begin implementation of that part of our business plan relating to the acquisition for stock of LPTV stations. Although no revenues have been generated to date, we expect that with the first acquisition of an LPTV will come first revenues. Directors fees and any cash costs for this and other acquisitions in fiscal 2006 will be met from the funds made available by our private placement completed in May 2006.

It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Although we have verbal assurances from Mr. Letiziano that he will provide such interim working capital, there is no legal obligation for either management or significant stockholders to provide additional future funding. We may raise additional funds through public offerings of equity, securities convertible into equity or debt, private offerings of securities.

Concurrent with our acquiring other LPTV stations for stock through first quarter of 2007 we intend to seek additional equity or debt financing. To date we have been able to raise funds in two funding rounds through both debt and equity offerings. We anticipate that the funds we secure from our next round will enable us to purchase additional LPTV stations, some with a cash consideration, and provide additional working capital to enable us to possibly acquire some stations making losses, purchase more programming, and initiate Triple Play Media operations. Cash costs for this phase of our plan will include: $25,000 related to the funding round plus up to $30 million to support the acquisitions of more LPTV stations, plus up to $15 million to support Triple Play. This phase of our plan will continue throughout 2007.

We believe we can satisfy our cash requirements for our operations over the next twelve months with our current cash reserves. The cash balance at June 30, 2006 was approximately $204,000. We anticipate for the next 12 months, excluding the costs of any LPTV station acquisitions, our operational as well as general and administrative expenses excluding any consolidated costs from our profitable LPTV subsidiaries will total $126,000. We anticipate that will be able to cover these expenses with our current cash reserves. The components that went into our determination of required on going expenses include the following monthly costs:

         Accounting fees                          $ 2,000
         Legal fees                                 3,500
         General & administrative expenses          2,500
         Travel and surveys                         1,500
         Other expenses                             1,000
                                                  -------

         Total                                    $10,500
                                                   ======

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent funding rounds may vary significantly depending upon the exact amount of funds raised and status of the implementation of our business plan when these funds are raised.

We are a developmental-stage company and have not yet commenced operations. We will require additional funds to implement our business plan. There is no assurance that we will be able to obtain additional funding through the sales of additional equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by us.

In the absence of additional funding, we may not be able to purchase some of the stations we have identified. Even without significant new funding later this year or early 2007, we still anticipate being able to acquire some profitable LPTV stations for stock and consolidate both their revenues and earnings.

Apart from building the board of directors, and employees of LPTV stations we acquire as subsidiaries we do not expect any significant changes in the number of employees.

No revenues have been generated to date. We expect limited revenues with our initial LPTV acquisitions increasing as we raise additional funds and acquired more stations. Therefore we will continue to operate on a reduced budget until such time as further funding becomes available. However, there can be no guarantee that we will ever generate any revenues.

Because we have no viable operations we are dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity, our independent auditor has expressed substantial doubt about the company's ability to continue as a going concern.

Six month periods ended June 30, 2006 and 2005

The Company had no revenue for either of the respective six month periods ended June 30, 2006 and 2005, respectively.

General and administrative expenses for each of the six month periods ended June 30, 2006 and 2005 were approximately $243,000 and $55,000, respectively. Included in the June 30, 2006 expenditures is the effect of a June 22, 2006 issuance of 250,000 shares of unregistered, restricted common stock, valued at $0.50 per share or $125,000, in payment of consulting fees. As the agreed-upon value of the services provided was less than the "fair value" of comparable transactions, the Company recognized a non-cash charge to operations equivalent to the difference between the established "fair value" of $1.00 per share (as determined by the pricing in the September 2005 Private Placement Memorandum) and the agreed-upon value of $0.50 per share as "Compensation expense related to common stock sold at less than "fair value".

During June and July 2005, the Company received funds totaling approximately $90,000, through a promissory note, to support operations. This borrowing was repaid in full, including accrued interest of $9,000, on June 30, 2006. Interest expense on these borrowed funds totaled approximately $4,436 for the six months ended June 30, 2006.

Net loss for the three months ended June 30, 2006 and 2005, respectively, were approximately $(424,,000) and $(55,000). Earnings per share for the respective three month periods ended June 30, 2006 and 2005 was approximately $(0.11) and $(0.02) as calculated on the respective weighted-average shares issued and outstanding at the end of each six month period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2006 and 2005, respectively, the Company had working capital of approximately $102,000 and $(35,000), exclusive of accrued officers compensation.

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

(b)  Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of Calendar 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

   On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering. This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000. The common shares will be offered through the Company's officers and directors on a best-efforts basis. The minimum investment is $1,000, however, the Company might, at it's sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company's management. During the quarter ended June 30, 2006, the Company sold an additional 15,000 shares for gross proceeds of $15,000 pursuant to this Private Placement Memorandum. Through June 30, 2006, the Company has sold a cumulative 381,000 shares for gross proceeds of $381,000 to a various investors under this Private Placement Memorandum.

   The net remaining proceeds of above transactions remain in the Company's bank accounts as of June 30, 2006 and are to be used in future periods for working capital purposes.

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

                                             Signet International Holdings, Inc.

Dated:  August 19, 2006                       /s/ Ernest W. Letiziano
                                                  Ernest W. Letiziano
                                                  President and Director