Form 10QSB
period 2006-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2006-11-16
CIK 1317833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

-------------------------------------------------------------------------------


(Mark one)
    X           Quarterly Report Under Section 13 or 15(d) of the Securities
---------       Exchange Act of 1934

           For the quarterly period ended September 30, 2006

                Transition Report Under Section 13 or 15(d) of the Securities
---------       Exchange Act of 1934

           For the transition period from ______________ to _____________

-------------------------------------------------------------------------------


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

                                 (561) 832-2000
                           (Issuer's telephone number)


-------------------------------------------------------------------------------


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

   YES  X    NO
      -----    ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   November 14, 2006: 4,102,000
   ----------------------------

Transitional Small Business Disclosure Format (check one):    YES       NO X
                                                                  ----    ---

                       Signet International Holdings, Inc.

              Form 10-QSB for the Quarter ended September 30, 2006

                                Table of Contents


                                                                                                      Page
Part I - Financial Information

  Item 1 Financial Statements                                                                           3

  Item 2 Management's Discussion and Analysis or Plan of Operation                                     14

  Item 3 Controls and Procedures                                                                       16


Part II - Other Information

  Item 1 Legal Proceedings                                                                             17

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds                                   17

  Item 3 Defaults Upon Senior Securities                                                               17

  Item 4 Submission of Matters to a Vote of Security Holders                                           17

  Item 5 Other Information                                                                             17

  Item 6 Exhibits                                                                                      17


Signatures                                                                                             17



                                                                                                                  2

Item 1
Part 1 - Financial Statements


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                                 Balance Sheets
                           September 30, 2006 and 2005

                                   (Unaudited)

                                                                                   September 30,      September 30,
                                                                                       2006               2005
                                                                            ----------------------------------------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                                                      $170,947           $156,980
                                                                                      -------            -------

Total Assets                                                                         $170,947           $156,980
                                                                                      =======            =======


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------

Liabilities
   Current Liabilities
     Note payable                                                                    $      -           $ 90,000
     Accounts payable - trade                                                          12,877                  -
     Other accrued liabilities                                                        102,337             39,171
     Accrued officer compensation                                                     199,920            133,170
                                                                                      -------            -------

     Total Current Liabilities                                                        315,134           262,341
                                                                                      -------           -------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     5,000,000 shares authorized
     5,000,000 shares issued and outstanding, respectively                              5,000              5,000
   Common stock - $0.001 par value
     50,000,000 shares authorized.
     4,102,000 and 3,621,000
       shares issued and outstanding, respectively                                      4,102              3,621
   Additional paid-in capital                                                         737,592            257,554
   Deficit accumulated during the development stage                                  (890,881)          (371,536)
                                                                                      -------            -------

   Total Shareholders' Equity (Deficit)                                              (144,187)          (105,361)
                                                                                      -------          ---------

   Total Liabilities and Shareholders' Equity                                        $170,947           $156,980
                                                                                      =======            =======



   The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying
          notes are an integral part of these financial statements.                                            3



               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                   Statements of Operations and Comprehensive
        Loss Nine and Three months ended September 30, 2006 and 2005 and
   Period from October 17, 2003 (date of inception) through September 30, 2006

                                   (Unaudited)


                                                                                                 Period from
                                                                                                  October 17,
                                                                                                     2003
                                                                                                  (date of
                                     Nine months     Nine months   Three months  Three months     inception)
                                        ended           ended          ended        ended          through
                                    September 30,  September 30,   September 30, September 30,   September 30,
                                        2006            2005           2006         2005            2006
                                    -----------    -----------    -----------    -----------    -----------

Revenues                            $        --    $        --    $        --    $        --    $        --

Expenses
   Organizational and
      formation expenses                     --         48,991             --         48,991         89,801
   Officer compensation                  52,500         52,500         17,500         17,500        204,170
   Other salaries                        26,375         16,500          9,502          6,000         61,625
   Other general and
      administrative expenses           279,888         23,903         36,751         14,027        344,855
   "Compensation expense" related
      to sale of common stock at
      less than "fair value"            125,000         56,430             --         56,430        181,430
                                    -----------    -----------    -----------    -----------    -----------
      Total Expenses                    483,763        198,324         63,753        142,948        881,881
                                    -----------    -----------    -----------    -----------    -----------

Loss from Operations                   (483,763)      (198,324)       (63,753)      (142,948)      (881,881)

Other Expense
   Interest expense                      (4,436)        (2,296)            --         (2,296)        (9,000)
                                    -----------    -----------    -----------    -----------    -----------

Loss before Provision for
   Income Taxes                        (488,199)      (200,620)       (63,753)      (145,244)      (890,881)

Provision for Income Taxes                   --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------

Net Loss                               (488,199)      (200,620)       (63,753)      (145,244)      (890,881)

Other Comprehensive Income                   --             --             --             --             --
                                    -----------    -----------    -----------    -----------    -----------

Comprehensive Loss                  $  (488,199)   $  (200,620)   $   (63,753)   $  (145,244)   $  (890,881)
                                    ===========    ===========    ===========    ===========    ===========


Loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss -
   basic and fully diluted          $     (0.12)   $     (0.06)   $     (0.02)   $     (0.04)   $     (0.27)
                                    ===========    ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding        3,956,084      3,465,150      4,102,000      3,467,413      3,312,502
                                    ===========    ===========    ===========    ===========    ===========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying
          notes are an integral part of these financial statements.                                       4




               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                            Statements of Cash Flows
                Nine months ended September 30, 2006 and 2005 and
   Period from October 17, 2003 (date of inception) through September 30, 2006

                                   (Unaudited)


                                                                                                   Period from
                                                                                                   October 17,
                                                                                                      2003
                                                                                                   (date of
                                                                Nine months      Nine months       inception)
                                                                   ended            ended            through
                                                               September 30,    September 30,     September 30,
                                                                   2006             2005              2006
                                                                 ---------        ---------        ---------
Cash Flows from Operating Activities
   Net Loss                                                      $(488,198)       $(200,620)       $(890,881)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                     --               --               --
       Organizational expenses paid with issuance
         of common and preferred stock                                  --           10,000           50,810
       Expenses paid with common stock                             125,000               --          125,000
       "Compensation expense" related
         to sale of common stock at
         less than "fair value"                                    125,000           56,430          181,430
       Increase (Decrease) in
         Accounts payable - trade                                   12,877               --           12,877
         Accrued liabilities                                        68,398           14,671          102,337
         Accrued officers compensation                              51,500           51,500          199,920
                                                                 ---------        ---------        ---------

Net cash used in operating activities                             (105,423)         (68,019)        (218,507)
                                                                 ---------        ---------        ---------


Cash Flows from Investing Activities                                    --               --               --
                                                                 ---------        ---------        ---------


Cash Flows from Financing Activities
   Cash proceeds from note payable                                      --           90,000           90,000
   Cash paid to retire note payable                                (90,000)              --          (90,000)
   Cash proceeds from sale of common stock                          15,000          135,570          416,089
   Purchase of treasury stock                                      (50,000)              --          (50,000)
   Cash paid to acquire capital                                         --          (10,447)         (10,447)
   Capital contributed to support operations                            --            9,876           33,812
                                                                 ---------        ---------        ---------

Net cash provided by financing activities                         (125,000)         224,999          389,454
                                                                 ---------        ---------        ---------

Increase (Decrease) in Cash and Cash Equivalents                  (230,423)         156,980          170,947

Cash and cash equivalents at beginning of period                   401,370               --               --
                                                                 ---------        ---------        ---------

Cash and cash equivalents at end of period                       $ 170,947        $ 156,980        $ 170,947
                                                                 =========        =========        =========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                               $      --        $      --        $      --
                                                                 =========        =========        =========
   Income taxes paid (refunded)                                  $      --        $      --        $      --
                                                                 =========        =========        =========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying
          notes are an integral part of these financial statements.                                        5

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2006 and 2005


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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $827,000.


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


Note D - Summary of Significant Accounting Policies - Continued

4.   Advertising expenses

     The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

5.   Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2006 and 2005, and subsequent thereto, the Company's issued and outstanding preferred stock is considered anti-dilutive due to the Company's net operating loss position.


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


Note F - Note Payable

Note payable consists of the following at September 30, 2006 and 2005, respectively:

                                                                             September 30,      September 30,
                                                                                  2006              2005
                                                                             -------------      -----------
$90,000 note payable to an individual.  Interest at 10.0%.
   Principal and accrued interest due at maturity in June
   2006.  Collateralized by controlling interest in the
   common stock of Signet International Holdings, Inc.
   Note paid in full on June 30, 2006.                                       $           -          $90,000
                                                                             =============      ===========


Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through September 30, 2006, are as follows:

                                                                                                       Period from
                                                                                                       October 17,
                                                                                                       2003 (date
                                                                    Nine months     Nine months       of inception)
                                                                      ended           ended             through
                                                                   September 30,    September 30,     September 30,
                                                                       2006            2005               2006
                                                                     -------          ------             ------
       Federal:
         Current                                                     $     -          $    -            $     -
         Deferred                                                          -               -                  -
                                                                     -------          ------             ------
                                                                           -               -                  -
                                                                     -------          ------             ------
       State:
         Current                                                           -               -                  -
         Deferred                                                          -               -                  -
                                                                     -------          ------             ------
                                                                           -               -                  -
                                                                     -------          ------             ------
         Total                                                       $     -          $    -            $     -
                                                                      ======          ======             ======

As of September 30, 2006, the Company has a net operating loss carryforward of approximately $350,000 for Federal and State income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.






                (Remainder of this page left blank intentionally)

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


Note G - Income Taxes - Continued

The Company's income tax expense (benefit) each of the nine month periods ended September 30, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through September 30, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                    Period from
                                                                                     October 17,
                                                                                     2003 (date
                                                 Nine months      Nine months       of inception)
                                                    ended            ended           through
                                                 September 30,    September 30,    September 30,
                                                     2006             2005             2006
                                                  ---------        ---------        ---------
Statutory rate applied to
   income before income taxes                     $(166,000)       $ (68,000)       $(303,000)
Increase (decrease) in income taxes
   resulting from:
     State income taxes                                  --               --               --
     Non-deductible officers compensation            18,000           18,000           69,000
     Non-deductible charge for common stock
       issued at less than "fair value"              43,000           19,000           62,000
     Other, including reserve for deferred
       tax asset and application of net
       operating loss carryforward                  105,000           31,000          172,000
                                                  ---------        ---------        ---------

Income tax expense                                $      --        $      --        $      --
                                                  =========        =========        =========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2006 and 2005, respectively:

                                                        September 30,      September 30,
                                                             2006               2005
                                                        --------------     --------------
       Deferred tax assets
         Net operating loss carryforwards                  $119,000           $ 62,000
         Officer compensation deductible when paid           69,000             45,000
         Less valuation allowance                          (188,000)          (107,000)
                                                            -------            -------

         Net Deferred Tax Asset                            $      -           $      -
                                                           ========           ========


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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


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


Note I - Common Stock Transactions

On October 17, 2003 and November 1, 2003, in connection with the incorporation and formation of the Company, an aggregate of approximately 3,294,000 shares of restricted, unregistered shares of common stock and were issued to various founding individuals. This combined preferred stock and common stock issuances were collectively valued at approximately $40,810, which approximated the fair value of the time provided by the individuals and the related out-of- pocket expenses.

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

On June 22, 2006, the Company issued 250,000 shares of unregistered, restricted common stock, valued at $0.50 per share or $125,000, in payment of consulting fees. As the agreed-upon value of the services provided was less than the "fair value" of comparable transactions, the Company will recognize a charge to operations equivalent to the difference between the established "fair value" of $1.00 per share (as determined by the pricing in the September 2005 Private Placement Memorandum) and the agreed-upon value of $0.50 per share as "Compensation expense related to common stock issued at less than "fair value".

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


Note J - Commitments

Leased office space

The Company operates from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease. The lease agreement was originally expired to expire in July 2009 and has been subsequently amended to a month-to-month basis. The lease requires monthly payments of approximately $928. The Company is not responsible for any additional charges for common area maintenance.

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

Upon Signet's raising the necessary required funding through a secondary offering, Signet will begin funding the working capital requirements of Triple Play for a share of Triple Play's profit. The working capital commitment is based on mutually agreed budgets and is projected to amount approximately $15 million, inclusive of management fees. This advance of management fees would be drawn down by Triple Play over approximately the first 12 months of its operations which would begin once Signet has access to the secondary offering funding. This advance will be recovered by Signet from Triple Play's future cash flows. In return, Signet will receive 87.5 % of Triple Play's monthly gross revenues less Triple Play's monthly operating expenses.

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

               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                           September 30, 2006 and 2005


Note J - Commitments - Continued Triple Play Management Agreement - continued Triple Play's Chief Executive Officer, Richard Grad, one of Signet's founding shareholders,  will be paid by  Signet,  a  signing  bonus of  $50,000  upon the funding of a future Signet offering. Signet will also pay to Mr. Grad the following annual compensation during the entire term of this agreement, including extensions thereto: 1) a guaranteed annual salary of $200,000.(Two Hundred Thousand), per year payable at the beginning of each month at the rate of twelve equal installments and will be subsequently deducted from each annual management fee settlement noted above; 2) an allowance of $1,500 for moving and relocation expenses and 3) ordinary and reasonable employee benefits related to health insurance. It is specifically noted that Mr. Grad will function solely as an independent contractor representing Triple Play and will not be construed as a Signet employee. Big Vision Management Contract On July 22, 2005, Signet Entertainment entered into a Management Agreement with Big Vision Studios, a Nevada Limited Liability Company (Big Vision) located in both Las Vegas, Nevada and Burbank, California whereby Big Vision will be the exclusive supplier of High Definition Equipment and Studio rental for Signet. This agreement is for a period of one (1) year, commencing with the submission by Signet's of evidence of the total capital funds required for the establishment of Signet's Network including providing funds for the budgeted operations of the business for the term of this agreement plus extensions to Big Vision, with an automatic extension of an additional five years unless the dissenting parry gives proper notice. Signet has agreed to pay a reduced fee to Big Vision, at a discount negotiated off of Big Vision's published standard rate card, for the first year of Signer's operations. After the initial year, Signet has agreed to pay Big Vision based on Big Vision's published standard rate card at that point in time plus an additional 15% in consideration of Big Vision's concession in rates for the first year. Signet has agreed to continue paying pursuant to Big Vision's published standard rate card plus 15% for as long as this agreement is in place. All fees will be paid as they become due and payable according to Big Vision's requirements. Broadcast Property Acquisition On April 13, 2006, Signet executed a Letter of Agreement to Purchase with Freehawk Productions, Inc. of Royal Palm Beach, Florida whereby Signet would acquire 20 original one-half hour screenplays and four (4) additional episodes per screenplay for a total of 100 separate broadcast properties to be delivered over a 36-month period from April 13, 2006. The agreed-upon purchase price for the total 20 one half-hour ready-to-air shows and the accompanying supplemental 80 one half- hour ready-to-air episodes is $3,000,000.00. This price includes all of the rights, title and privileges related to the ownership of said broadcast properties. On August 19, 2006, by mutual agreement, Signet and Freehawk rescinded this Agreement and intend to enter into a restructured agreement in a future period.


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

(2) Results of Operations, Liquidity and Capital Resources or Plan of Operation

Quarters Ended September 30, 2006 and 2005

The Company had no revenue for either of the respective nine or three month periods ended September 30, 2006 and 2005, respectively.

General and administrative expenses for the nine months ended September 30, 2006 and 2005 were approximately $359,000 and $92,900, respectively. Net loss for the nine months ended September 30, 2006 and 2005, respectively, was approximately $(488,000) and $(201,000). Earnings per share for the respective quarters ended September 30, 2006 and 2005 was approximately $(0.12) and $(0,06) on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2006 and 2005, respectively, the Company had working capital of approximately $(144,000) and $(105,000).

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

Plan of Operations

In the last quarter of fiscal year 2006, we expect to begin implementation of that part of our business plan relating to the acquisition for stock of Low Power Television (LPTV) stations. Although we have had no revenues generated to date, we expect to realize revenues commencing with the first acquisition of an LPTV station. Consideration needed for the initial acquisition is anticipated to come from the issuance of new shares of our common stock and cash on hand which was obtained through our private placement memorandum which commenced in September 2005 and was completed in January 2006.

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

Concurrent with our acquisition of LPTV stations using our common stock as anticipated to start in the first quarter of 2007, we intend to seek additional equity or debt financing. To date, we have been able to raise funds in two funding rounds through both debt and equity offerings. We anticipate that the funds we secure from our next round will enable us to purchase additional LPTV stations, some with a cash consideration, and provide additional working capital to enable us to possibly acquire some stations incurring net operating losses; but, are located in areas which management believe are sufficient to grow into profitable operations, purchase programming and initiate Triple Play Media operations. Cash costs for this phase of our plan will include: $25,000 related to the funding round plus up to $30 million to support the acquisitions of LPTV stations, plus up to $15 million to support the Triple Play contract. This phase of our plan is anticipated to continue throughout Calendar 2007.

We have filed a Registration Statement on Form SB-2, pursuant to the Securities Act of 1933, as amended, and it is in the review and approval process with the
U. S. Securities and Exchange Commission (SEC). Once our Registration Statement is declared effective, we will explore the LPTV market to identify stations which are available for acquisition using the following criteria: a spectrum of at least 550,000 TV households, are rated Class A, and are located in a growing market. In order to approach the market efficiently, we have adopted an order of occurrences to be followed by priority.

     1. Review markets of dominant influence (the ratings of TV households in each market). We are currently in the process of reviewing the markets and will continue to so through the fourth quarter of Calendar 2006 and the first quarter of Calendar 2007. We expect the cash requirements for this effort to be insignificant and to be paid from our current cash in hand.

     2. Identify which LPTV stations that are currently operating at a profit and are in good standing with the Federal Communications Commission
          (FCC). We are currently in the process of reviewing the markets and will continue to so through the fourth quarter of Calendar 2006 and into the first quarter of Calendar 2007. We expect the cash requirements for this effort to be insignificant and to be paid from our current cash in hand.

     3. Identify those LPTV stations for sale; initiate contact with LPTV station owner(s) and appropriate legal counsel; sign non-circumvention agreements and issue "Letters of Intent.". We are currently identifying the stations for sale and will commence negotiations at such time that our Registration Statement is deemed effective by the SEC and our shares are approved to trade by the National Association of Securities Dealers (NASD) on the NASD Electronic Bulletin Board. We currently anticipate signing at least one letter of intent by the end of the year. We expect the cash requirements for this effort to be immaterial and to be paid from our current cash in hand.

     4. Perform due diligence which will include the review of financial statements, customer base, survey of equipment and the review of compliance with FCC regulations researched through public records. We intend to commence due diligence as soon as we have signed letter(s) of intent as set forth above. The cash requirements for this effort are anticipated to be met through our current cash in hand.

     5. Negotiate and finalize agreement to purchase the LPTV stations and file, through appropriate legal counsel, the requisite FCC applications for approval to operate the target LPTV stations. This process will be undertaken when we have completed our due diligence. We anticipate, based on the best of management's knowledge, that the approval period will take between 60-90 days per application. The cash requirements for these efforts are anticipated to be met through our current cash on hand. We intend to purchase these LPTV stations for a combination of cash and an amount of our common stock to be negotiated for each acquisition. We anticipate that the cash for the purchase of these stations will come from additional new financing to be received once our Registration Statement is deemed effective and the NASD has cleared our common stock for trading. At this time, we have no commitment for this financing.

     6. Once the FCC has granted approval of our acquisition and operation of each LPTV station, we will then become owner and will be responsible for the daily expenses associated with operating the business. The cash requirements for operating these stations will be paid from the revenues generated from the stations.

We anticipate that the process of locating, identifying, negotiating the Letter of Intent, receiving FCC approval and closing our initial acquisition will take approximately 120 days after our Registration Statement is deemed effective and our common stock is approved to trade on the NASDAQ Electronic Bulletin Board (OTCBB).

To date, management has identified several potential station acquisition targets by name and/or location only. The management and/or ownership of these identified LPTV stations will not be approached until our Registration Statement is deemed effective by the SEC. Currently, we have only ascertained that certain stations are for sale by searching the Internet. The name and call letters of these stations are posted on various web sites. It is our intention to finance payment of these stations by issuing the sellers newly issued shares of our common stock as well as cash payments to be negotiated. We can not be certain that any of the stations will agree to a purchase and/or share exchange arrangement. Since our research and contacts will be made through our office, we do not expect to incur any additional expenses other than the normal general and administrative expenses presently being paid.

We believe we can satisfy our cash requirements for our operations over the next twelve months with our current cash reserves. The cash balance at September 30, 2006 is approximately $171,000. We anticipate for the next 12 months, excluding the costs of any LPTV station acquisitions, our operational as well as general and administrative expenses will total approximately $126,000. We anticipate that will be able to cover these expenses with our current cash reserves. Management is of the opinion that our average ongoing operating expenses, on a monthly basis, are as follows:

       Accounting Fees                                              $  2,000
       Legal fees                                                      3,500
       General and administrative expenses                             2,500
       Travel & Surveys                                                1,500
       Other Expenses                                                  1,000
                                                                     -------

         Total                                                       $10,500
                                                                      ======

Our operating expenses for the first nine months of Calendar 2006 were approximately $358,000 and required cash resources of approximately $105,000. These expenses include the accrual for executive and other compensation, which will not be paid until some future period where adequate resources are available, and various charges for legal, auditing, other fees incurred in the process of preparing and filing our Registration Statement on Form SB-2. We anticipate that our actual cash requirements will be remain relatively stable for the next 12 months and we anticipate a significant reduction in future overhead expense levels as discussed above.

There will be no expenses recognized or cash requirements associated with the Big Vision contract until such time that services have been provided by Big Vision. At the time Big Vision starts providing services, we will be generating revenues from acquired LPTV stations to cover these commitments. Until such time that our common stock is approved for public trading, we receive additional financing and proceed with the implementation of our business, we have no other contractually obligated expenses. We cannot assure investors that we will be able to raise sufficient capital. In the absence of additional funding, we may not be able to purchase some of the stations we have identified or fully implement our business plan. Even without significant new funding during the fourth quarter of Calendar 2006 or the first quarter of Calendar 2007, we anticipate that we will still be able to acquire some profitable LPTV stations with only our common stock, after the effectiveness of our Registration Statement, and integrate their financial operations in future periods.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent funding rounds may vary significantly depending upon the exact amount of funds raised and status of the implementation of our business plan when these funds are raised.

Apart from enlarging our Board of Directors and integrating the employees of any LPTV stations that we may acquire in the future, we do not expect any significant changes in the number of our employees.


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
     31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

-------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Signet International Holdings, Inc.

Dated:  November 14, 2006                    /s/ Ernest W. Letiziano
        -----------------                    ----------------------------------
                                                 Ernest W. Letiziano
                                                 President and Director