Form 10KSB/A
period 2005-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-01-16
CIK 1317833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒	No ☐

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

Number of shares of the registrant’s common stock outstanding as of April 11, 2006 was: 3,887,000

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

Business of Issuer

Our wholly owned subsidiary, Signet Entertainment Corporation (“SIG”), was incorporated on October 17, 2003 for the purpose of launching a “gaming and entertainment” television network. We will purchase, lease, and employ the apparatus, equipment, and personnel necessary to establish the network. The network will cover major Poker and Blackjack tournaments as well as other major high stakes casino games. The network will also cover via satellite and cable other sports events such as horse racing and selected global events which have a sports and entertainment format. SIG’s largest source of revenue will come from advertising, specifically from various resorts and casinos, and sporting sites in North and South America, Europe, Asia and Africa. SIG will realize income from infomercials and sports and entertainment programming that offer subject matter that are all-encompassing to the network’s format. Signet International Holdings, Inc. does not have international operations.

It is our opinion that we are not a blank check company as defined in Rule 419 under the Securities Act of 1933 (as amended) since we have conducted operating activities and have taken affirmative steps in the operation of our business. Our primary business plan is that of a television broadcasting company. Part of our business plan includes the acquisition of other LPTV stations, however, any such acquisition would be contemplated only so far as such acquisition would further our business plan to launch a television broadcasting company. Please note that the only business acquisitions will be solely of LPTV stations or other broadcast properties and that we will not enter into any agreement that will result in a change of control. We will not enter into any acquisition that requires Mr. Letiziano, our sole officer and director, to give up voting control of our stock or requires his resignation as our officer or director. In the event we acquire other entities in the future, Mr. Letiziano will maintain his ownership interest as well as his positions with us as full-time Chief Executive Officer and majority stockholder.

General

In order to implement its purpose of launching a gaming and entertainment television network, SIG entered into agreements with Triple Play Media Management, Inc. (“Triple Play”) and Big Vision, Inc. (“Big Vision”). Pursuant to the agreements, Triple Play will operate our facilities and provide programming content. Triple Play will produce television shows (programs) in the gaming and entertainment genre. Triple Play will also negotiate with rights-holders of old re-run television shows and provide these shows for additional programming. Big Vision will provide the equipment and technology to establish the facility.

Pursuant to our Management Agreement with Triple Play, Triple Play has agreed to manage and operate our facility in exchange for financial and administrative support of its ready-to-launch, new television network, “The Gaming & Entertainment Network.” In essence, we will provide the facilities, while Triple Play will provide the management of such facilities as well as programming content. We will pay Triple Play a management fee of 12% each year, provided we realize a minimum pre-tax net profit of 25%. In addition, we will provide an allowance for costs related to licensing, permits, and other fees related to broadcasting equal to one-half percent of total gross revenues. In exchange, we will receive 87.5% of Triple Play’s gross revenues less operating expenses.

Our Management Agreement with Big Vision provides for the use by us of Big Vision’s equipment and property for the staging of our facility. In exchange for use of the facilities, we will pay a service fee to Big Vision on a “most favored nation” basis for the first year of our operations. “Most favored nation” basis is a term used in the TV Production Industry to indicate that the rates charged by producers (in this case Big Vision) will be below fair-market rates, or at “wholesale” costs. In essence, in our first year, we will pay Big Vision a fee equal to its costs in providing the equipment and facilities. After the initial year, we will pay Big Vision industry standard rates plus an additional 15%.

In addition, to further the launch of our gaming and entertainment television network we purchased the exclusive rights to 20 titled half hour screen plays representing original programming from FreeHawk Productions, Inc. The Company's agreement with FreeHawk dated April 13, 2006 provides for the purchase by Signet of the exclusive rights to 20 half-hour TV screen plays each with an additional 13 episodes. FreeHawk was to receive $450,000 in cash and 550,000 shares of Signet common stock over a minimum of 36 months payments to be made subject to delivery of the screen plays as scheduled by Signet. On August 19, 2006, by mutual agreement, Signet and FreeHawk rescinded this agreement because the agreement called for the payment of funds and stock which we can not pay until such time as our shares are trading and we can receive additional financing. Therefore, the parties mutually agreed that the agreement was premature and therefore the agreement was rescinded without the payment of any cash or stock to FreeHawk by us. We intend to enter into a restructured agreement, at such time as we are a public company and can raise the necessary capital. At this time, there are no discussions to restructure the agreement.

Furthermore, we intend to acquire Low-Powered Television (LPTV) stations as a means for distributing our programming to viewers. Currently, we do not own any LPTV stations or other broadcast properties, nor do we own or have control over an FCC licenses to operate any LPTV stations. We believe that LPTV affords an opportunity for entry into television broadcasting and has permitted fuller use of the broadcast spectrum. LPTV stations offer national advertisers highly defined audiences;. As advertisers search for ways to reach targeted demographic groups, we believe LPTV stations will become an increasingly important part of their advertising strategy. We plan on targeting LPTV stations that are sanctioned by the Federal Communication Commission with current and clear license to operate and feature: Class A rating, high-distribution (high number of TV households), favorable market location, up-to-date equipment, tower delivery systems, and studio properties.

Programming

Triple Play Media Management, Inc.

Triple Play’s programming niche is “gaming.” Presently, there are no channels formatted exclusively for the gaming customer whose interest is focused on the vast variety of gaming activities, domestically as well as internationally, including “sports and entertainment.” This type of network is unique to the television industry

The Gaming & Entertainment Network will cover major poker and blackjack tournaments and high stakes major table games, especially those from Hong Kong, South America and the Outback of Australia. The activities in the Las Vegas, Reno and Laughlin, Nevada areas, and various Florida venues alone, host high stakes tournaments on a daily basis. Triple Play will produce domestic and international feeds covering thoroughbred and quarter-horse racing; coverage of fluctuation and trends within sports books from selected locations around the world; scheduled hourly updating of betting lines on sporting events; and a remote coverage of all betting sports, to delivering our personal insight and commentary, live from the sites of origination. Handicapping shows will feature the “how-to” of betting, who’s betting, and why.

Along with, and part of, the gaming and sports coverage, Triple Play will offer shows exploring the insights of the hotel and casino business; offer original formatted airing of special events taking place in the hotels and casinos around the world, including profiles of the shows and headliners, their acts and silhouetting behind the scenes action. Triple Play will feature a newly developed format called “Dialing for Dollars, Satellite Pay Per View Bingo.”

 Our agreement with Triple Play provides that we will pay management fees in the amount of 12% provided that we realize a minimum pre tax net profit of 25%. We also will provide an allowance for costs of licenses and permits for international airwaves and feeds, duties and taxes, satellite transmission links, down links, including earth stations in the amount of ½ % (one-half of one percent) of the total gross revenues. In addition, as further consideration for Richard Grad’s agreement for Triple Play’s exclusive services, we paid Mr. Grad a signing bonus of $50,000 upon funding of the our offering. We are also obligated to pay the following compensation each year during the entire term of the agreement, including extensions thereto: guaranteed payment of $200,000 per year payable to Richard Grad. This amount will be payable at the beginning of each month at the rate of twelve equal installments. We will also provide Mr. Grad with an allowance of $1,500 for moving and relocating expenses. In addition, we will provide Mr. Grad with personal life, health dental, vision and accident insurance. Mr. Grad owns approximately 401,000 shares (or 10%) of our common stock.

Other Programming

In addition to the programs produced by Triple Play, we intend to produce our own original programming and air infomercials during off-peak hours.

On April 13, 2006 we purchased the exclusive rights to 20 titled half hour screen plays representing original programming. This contract was later rescinded on August 19, 2006 by mutual agreement of the parties.

Big Vision, Inc.

In addition to the exclusive contract with Triple Play whose primary purpose is creating original programming, distribution and international sales and satellite delivery systems, we executed a long-term contract on July 22, 2005 with Big Vision, Inc. whose primary purpose is television production, transmitting and ground crew pick up.

Big Vision is a Las Vegas, Nevada based video production company with over 22,000 square feet in the heart of Las Vegas which offers all TV production amenities required of any variety of television programming. Big Visions also owns a 12,000 square feet facility in Burbank, CA serving clients nationwide and abroad.

Big Vision is best known for its production mobile facilities which will be used to support Triple Play. Big Visions’ services range from original video production to providing the technical management, professional crewing and equipment for major broadcast series and events. It has recently added a sophisticated sound delivery system and a complete line of High Definition delivery techniques with new cameras, recorders, and monitors.

We expect a lot of our live programming will be originating from Las Vegas. Big Vision will assure continuous local programming from Las Vegas, with on site editing facilities and distribution capabilities. Our access to Big Vision’s studio and portable television equipment enables us to deliver the news-worthy Las Vegas events soon after their occurrence. The affiliation assures uninterrupted local programming coverage by Big Vision and at the same time gives Triple Play the flexibility to initiate its broadcast and programming schedules in the European, Asian, North and South American markets.

Our agreement with Big Vision provides for the payment of a service fee to Big Vision on a “most favored nation basis” for the first year of our operations. “Most favored nation” basis is a term used in the TV Production Industry to indicate that the rates charged by producers (in this case Big Vision) will be below fair-market rates, or at “wholesale” costs. After the initial year, we will pay Big Vision service fees at the industry standard rates plus an additional 15% in consideration for Big Vision’s concession in rates during the first year. We agree to continue paying the industry rates plus 15% for as long as this agreement is in place. It is understood that all fees will be paid as they become due and payable according to Big Vision’s requirements.

The combination of contracting with Triple Play and Big Vision will provide us the unique opportunity to at once inaugurate not only the infomercial scheduled segments but also the on-going programming operations.

Distribution

We plan to distribute our programming via in-home satellite services, digital cable companies, and LPTV stations. Although we have not entered into any formal agreements with any such companies, we received a non-binding pricing proposal from a satellite delivery system.

Low Power Television Stations.

We intend to acquire Low-Powered Television (LPTV) stations as another means for distributing our programming to viewers. We intend acquiring LPTV stations initially on a stock swap basis. With additional funding from a secondary offering we will begin offering cash instead of or in addition to stock, for some of the stations we purchase. We believe that LPTV affords an opportunity for entry into television broadcasting and has permitted fuller use of the broadcast spectrum. LPTV stations transmit on one of the standard VHF or UHF television channels. The distance at which a station can be viewed depends on a variety of factors such as antenna height, transmitter powers, transmitting antenna and the nature of the terrain. Generally LPTV stations span approximately 20 miles from their tower in all directions.

The LPTV services were established by the Federal Communications Commission (FCC) in 1992. It was primarily intended to provide opportunities for locally oriented television service in small communities within larger urban areas.

We have taken preliminary steps in the acquisition process. These steps include: learning more about the LPTV industry, researching the fit of a number of opportunities with the Signet business plan, retaining counsel, developing and getting approvals for a suitable stock swap agreement and ascertaining the value of potential LPTV stations for sale. However, we have not entered into any negotiations with any specific LPTV stations.

Digital Terrestrial Broadcasting Network

We believe that digital television is becoming an integral television broadcasting distribution channel. Digital television can deliver a large amount of information at low cost to a high number of viewers. Digital television can also deliver more programs than traditional analog television over any transmission mediums.

Through our management agreement with Triple Play, we intend to operate a 36 MHz C-band North American and Eutelsat DTH digital platform information system.

Hi-Definition Television

We have received a confidential, non-binding proposal from a major satellite provider for a long term lease without change in costs for the next twelve months. The proposal offers features that we could make available as a new delivery system. Although we anticipate that this system will enable us to deliver HDTV (High Definition Television) to our viewers throughout the world, we have not entered into a definitive agreement or commitment to retain these services. Therefore we do not have viewers throughout the world at this stage. Please note that there is no guarantee that we will be able to enter into a definitive agreement and no guarantee that we will be able to offer HDTV.

Intellectual Properties

On April 13, 2006 we purchased the exclusive rights to 20 titled half hour screen plays representing original programming from FreeHawk Productions, Inc. On August 19, 2006, by mutual agreement, Signet and FreeHawk rescinded this agreement as set forth herein.

Employees

We currently have one employee, our sole officer Ernest W. Letiziano. Mr. Letiziano is Chief Executive Officer and in that role Mr. Letiziano will implement the business plan. This will involve all the Duties normally ascribed to a Chief Executive Officer for the day-to-day management of the business, including but not limited to: secure and manage revenues, manage costs and cash, safe-guard assets, ensure proper reporting and compliance with reporting bodies, ensure that the stockholder’s interests are protected, manage risk and escalate issues as appropriate to the Board, conduct regular reviews of the business with the Board, and contribute, faithfully and diligently, to the strategic development of the business.

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

Holders

As of April 11, 2006, there are approximately seventy (70) holders of our common stock.

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

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. No general solicitation or general advertising were used in connection with this offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. Each investor completed a questionnaire confirming that such investor was sophisticated and has such knowledge and experience in financial and business matters that he/she is capable of evaluating the merits and risks of the prospective investment or we reasonably believed immediately prior to making the sale that the purchasers met this description. In addition, each of these investors were friends or colleagues of Ernie Letiziano, our sole officer and director, and therefore Mr. Letiziano was aware that each of these investors were sophisticated. These shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

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

Equity Compensation Plan Information

The following table sets forth certain information as of April 11, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

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

This type of network is unique to the television industry. The Gaming & Entertainment Network is one of a kind. SIG believes that this is truly an untapped market - the only market left in the broadcasting industry to name only a few, capable of producing a tremendous profit generating source of revenues, thanks to the enormous commercial advertising revenue potential realized from just the hotel/casino/travel industry. SIG has estimated that the sales revenues from these industries alone, after the first year, will not only cover operating costs and expenses thereafter, but also, within the next eighteen months, return sufficient revenue to pay for all the initial capital expenditures of the modular trucks and studios, including equipment and the cost of our own satellite.

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

Our financial statements, together with the report of auditors, are as follows:

Signet International Holdings, Inc.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Annual Consolidated Financial Statements

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

We have audited the accompanying consolidated balance sheets of Signet International Holdings, Inc. (a Delaware corporation and a development stage company) and Subsidiary (a Florida corporation) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, consolidated changes in shareholders' deficit and consolidated statements of cash flows for each of the years ended December 31, 2005 and 2004 and for the period from October 17, 2003 (date of inception) through December 31, 2005, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

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
Period from October 17, 2003 (date of inception) through December 31, 2005

	Year ended December 31,	Year ended December 31,	Period from October 17, 2003 (date of inception) through December 31,
	2005	2004	2005

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	48,991	-	89,801
Officer compensation	70,000	70,000	151,670
Other salaries	10,750	21,000	35,250
Other general and
administrative expenses	97,462	20,492	121,398
Total expenses	227,203	111,492	398,119

Loss from operations	(227,203)	(111,492)	(398,119)

Other income (expense)
Interest expense	(4,564)	-	(4,564)

Loss before provision for income taxes	(231,767)	(111,492)	(402,683)

Provision for income taxes	-	-	-

Net Loss	(231,767)	(111,492)	(402,683)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(231,767)	$(111,492)	$(402,683)

Loss per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.07)	$(0.03)	$(0.12)

Weighted-average number of shares
outstanding - basic and fully diluted	3,546,907	3,408,836	3,455,482

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2005

	Preferred Stock		Common Stock		Additional paid-in	Deficit Accumulated during the development	Stock subscription	Total
	Shares	Amount	Shares	Amount	capital	stage	receivable
Stock issued at formation of
Signet International
Holdings, Inc.	-	$-	100,000	$100	$-	$-	$-	$100
Effect of reverse merger
transaction with Signet
Entertainment Corporation	4,000,000	4,000	3,294,000	3,294	33,416	-	-	40,710
Capital contributed to
support operations	-	-	-	-	3,444	-	-	3,444
Net loss for the period	-	-	-	-	-	(59,424)	-	(59,424)

Balances at
December 31, 2003	4,000,000	4,000	3,394,000	3,394	36,860	(59,424)	-	(15,170)
Common stock sold pursuant
to a private placement	-	-	70,000	70	34,930	-	(35,000)	-
Capital contributed to
support operations	-	-	-	-	20,492	-	-	20,492
Net loss for the year	-	-	-	-	-	(111,492)	-	(111,492)

Balances at
December 31, 2004	4,000,000	4,000	3,464,000	3,464	92,282	(170,916)	(35,000)	(106,170)
Issuance of preferred stock
for services	1,000,000	1,000	-	-	8,519	-	-	9,519
Common stock sold pursuant
to an August 2005 private
placement	-	-	57,000	57	513	-	-	570
Adjustment for stock sold at
less than “fair value”	-	-	-	-	56,430	-	-	56,430
Common stock sold pursuant
to a September 2005 private
placement	-	-	366,000	366	365,634	-	-	366,000
Cost of obtaining capital	-	-	-	-	(10,446)	-	-	(10,446)
Collections on stock
subscription receivable	-	-	-	-	-	-	35,000	35,000
Capital contributed to
support operations	-	-	-	-	9,875	-	-	9,875
Net loss for the period	-	-	-	-	-	(231,767)	-	(231,767)
Balance at
December 31, 2005	5,000,000	$5,000	3,887,000	$3,887	$522,807	$(402,683)		$$129,011

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004 and
Period from October 17, 2003 (date of inception) through December 31, 2005

	Year ended December 31,	Year ended December 31,	Period from October 17, 2003 (date of inception) through December 31,
	2005	2004	2005

Cash Flows from Operating Activities
Net loss for the period	$(231,767)	$(111,492)	(402,683)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid
with issuance of common stock	9,519	-	50,329
Consulting expense related to sale of common stock
at less than “fair value”	56,430	-	56,430
Increase (Decrease) in
Accrued liabilities	9,439	21,000	33,939
Accrued officers compensation	66,750	70,000	148,420

Net cash used in operating activities	(89,629)	(20,492)	(113,565)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	90,000	-	90,000
Proceeds from sale of common stock	401,570	-	401,570
Cash paid to acquire capital	(10,447)	-	(10,447)
Capital contributed to support operations	9,876	20,492	33,812

Net cash (used in) financing activities	490,999	20,492	514,935

Increase (Decrease) in Cash	401,370	-	401,370

Cash at beginning of period	-	-	-

Cash at end of period	$401,370	$-	$401,370

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$-
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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
Principal and accrued interest due at maturity on
July 1, 2006. Collateralized by controlling interest
in the common stock of Signet International Holdings,
Inc. (formerly 51142, Inc.). Note fully funded in July 2005	$90,000	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

The Company's income tax expense (benefit) for each of the years ended December 31, 2005 and 2004 and for the period from October 17, 2003 (date of inception) through December 31, 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

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
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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

Between July 20, 2005 and August 26, 2005, Signet Entertainment Corporation sold an aggregate 57,000 shares of common stock to existing and new shareholders at a price of $0.01 per share for gross proceeds of approximately $570. As this selling price was substantially below the “fair value” of comparable transactions, the Company recognized a charge to operations for consulting expense equivalent to the difference between the established “fair value” of $1.00 per share (as determined by the pricing in the September 2005 Private Placement Memorandum) and the selling price of $0.01 per share.

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
December 31, 2005 and 2004

Note J - Commitments - Continued

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

Upon Signet’s raising the necessary required funding through a secondary offering, Signet will begin funding the working capital requirements of Triple Play for a share of Triple Play’s profit. The working capital commitment is based on mutually agreed budgets and is projected to amount approximately $15 million, inclusive of management fees. This advance of management fees would be drawn down by Triple Play over approximately the first 12 months of its operations which would begin once Signet has access to the secondary offering funding. This advance will be recovered by Signet from Triple Play’s future cash flows. In return, Signet will receive 87.5 % of Triple Play’s monthly gross revenues less Triple Play’s monthly operating expenses.

Triple Play’s Chief Executive Officer, Richard Grad, one of Signet’s founding shareholders, will be paid by Signet, a signing bonus of $50,000 upon the funding of a future Signet offering. Signet will also pay to Mr. Grad the following annual compensation during the entire term of this agreement, including extensions thereto: 1) a guaranteed annual salary of $200,000.(Two Hundred Thousand), per year payable at the beginning of each month at the rate of twelve equal installments and will be subsequently deducted from each annual management fee settlement noted above; 2) an allowance of $1,500 for moving and relocation expenses and 3) ordinary and reasonable employee benefits related to health insurance. It is specifically noted that Mr. Grad will function solely as an independent contractor representing Triple Play and will not be construed as a Signet employee.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Note J - Commitments - Continued

Big Vision Management Contract

On July 22, 2005, Signet Entertainment entered into a Management Agreement with Big Vision Studios, a Nevada Limited Liability Company (Big Vision) located in both Las Vegas, Nevada and Burbank, California whereby Big Vision will be the exclusive supplier of High Definition Equipment and Studio rental for Signet. This agreement is for a period of one (1) year, commencing with the submission by Signet’s of evidence of the total capital funds required for the establishment of Signet’s Network including providing funds for the budgeted operations of the business for the term of this agreement plus extensions to Big Vision, with an automatic extension of an additional five years unless the dissenting parry gives proper notice. Signet has agreed to pay a reduced fee to Big Vision, at a discount negotiated off of Big Vision’s published standard rate card, for the first year of Signer’s operations. After the initial year, Signet has agreed to pay Big Vision based on Big Vision’s published standard rate card at that point in time plus an additional 15% in consideration of Big Vision’s concession in rates for the first year. Signet has agreed to continue paying pursuant to Big Vision’s published standard rate card plus 15% for as long as this agreement is in place. All fees will be paid as they become due and payable according to Big Vision’s requirements.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of shares of our common stock owned as of April 11, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

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

Item 14. Principal Accountant Fees and Services

We paid or accrued the following fees in each of the prior two fiscal years to our principal accountant, either S. W. Hatfield, CPA of Dallas, Texas or Gately & Associates, LLC of Altamonte Springs, Florida:

	Year ended December 31,	Year ended December 31,
	2005	2004

(2) Audit fees	$9,250	$-
(3) Audit-related fees	-	-
(4) Tax fees	-	-
(5) All other fees	-	-
Totals	$9,250	$-

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

SIGNET INTERNATIONAL HOLDINGS, INC.

By:	/s/ Ernest W. Letiziano
ERNEST W. LETIZIANO
Chief Executive Officer Chief Financial Officer

Dated:	January 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ernest W. Letiziano Ernest W. Letiziano	Chief Executive Officer Chief Financial Officer, and Director	January 16, 2007