Form 10QSB/A
period 2006-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-01-16
CIK 1317833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        Amendment No. 1 to Form 10-QSB

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


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


Item 1
Part 1 - Financial Statements


                                Signet International Holdings, Inc. and Subsidiary
                                         (a development stage enterprise)
                                            Consolidated Balance Sheets
                                              March 31, 2006 and 2005

                                                    (Unaudited)

                                                                                          March 31,           March 31,
                                                                                            2006                2005
                                                                                          ---------           ---------
                                                      ASSETS
Current Assets

   Cash in bank                                                                           $ 354,512           $      --
                                                                                          ---------           ---------

Total Assets                                                                              $ 354,512           $      --
                                                                                          =========           =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Note payable                                                                         $  90,000           $      --
     Accounts payable - trade                                                                 8,800                  --
     Other accrued liabilities                                                               40,125              29,750
     Accrued officer compensation                                                           165,920              99,170
                                                                                          ---------           ---------

     Total Current Liabilities                                                              311,628             128,920
                                                                                          ---------           ---------

Commitments and Contingencies

Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     5,000,000 and 4,000,000 shares
     issued and outstanding, respectively                                                     5,000               4,000
   Common stock - $0.001 par value
     100,000,000 shares authorized
     3,902,000 and 3,364,000 shares
       issued and outstanding, respectively                                                   3,902               3,364
   Additional paid-in capital                                                               537,792              97,290
   Deficit accumulated during the development stage                                        (453,810)           (198,574)
                                                                                          ---------           ---------
                                                                                             92,884             (93,920)
   Treasury stock - at cost (50,000 shares)                                                 (50,000)                 --
   Stock subscription receivable                                                                 --             (35,000)
                                                                                          ---------           ---------

   Total Shareholders' Equity (Deficit)                                                      42,884            (128,920)
                                                                                          ---------           ---------

   Total Liabilities and Shareholders' Equity                                             $ 354,512           $      --
                                                                                          =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                    Consolidated Statements of Operations and
       Comprehensive Loss Three months ended March31, 2006 and 2005 and
     Period from October 17, 2003 (date of inception) through March 31, 2006

                                   (Unaudited)

                                                                                         Period from
                                                                                       October 17, 2003
                                                  Three months       Three months     (date of inception)
                                                     ended               ended             through
                                                    March 31,           March 31,         March 31,
                                                      2006                2005              2006
                                                   -----------        -----------        -----------

Revenues                                           $        --        $        --        $        --

Expenses
   Organizational and formation expenses                    --                 --             89,801
   Officer compensation                                 17,500             17,500            169,170
   Other salaries                                        9,000              5,250             44,250
   Other general and administrative expenses            22,408              4,908            143,806
                                                   -----------        -----------        -----------

   Total Expenses                                       48,908             27,658            447,027
                                                   -----------        -----------        -----------

Loss from Operations                                   (48,908)           (27,658)          (447,027)

Other Expense
   Interest expense                                     (2,219)                --             (6,783)
                                                   -----------        -----------        -----------

Loss before Provision for Income Taxes                 (51,127)           (27,658)          (453,810)

Provision for Income Taxes                                  --                 --                 --
                                                   -----------        -----------        -----------

Net Loss                                               (51,127)           (27,658)          (453,810)

Other Comprehensive Income                                  --                 --                 --
                                                   -----------        -----------        -----------

Comprehensive Loss                                 $   (51,127)       $   (27,658)       $  (453,810)
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


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


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                   Notes to Consolidated Financial Statements
                             March 31, 2006 and 2005

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


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005

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


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005

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


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005

Note F - Note Payable

Note payable consists of the following at March 31, 2006 and 2005, respectively:

                                                                                  March 31,         March 31,
                                                                                    2006              2005
                                                                              ------------------------------------
$90,000 note payable to an individual.  Interest at 10.0%.
   Principal and accrued interest due at maturity in June
   2006.  Collateralized by controlling interest in the
   common stock of Signet International Holdings, Inc.

   Note fully funded in July 2005.                                             $     90,000           $         -
                                                                                ===========           ===========

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2006 and 2005 and for the period from October 17, 2003
(date of inception) through March 31, 2006, are as follows:

                                                                        Period from
                                                                      October 17, 2003
                                    Three months     Three months    (date of inception)
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


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) each of the three month periods ended
March 31, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through March 31, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                                    Period from
                                                                                  October 17, 2003
                                                 Three months     Three months   (date of inception)
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

                                                              March 31,         March 31,
                                                                2006              2005
                                                              --------          --------
       Deferred tax assets

         Net operating loss carryforwards                    $  97,900         $ 33,800
         Officer compensation deductible when paid              56,400           33,700
         Less valuation allowance                             (154,300)         (67,500)
                                                              --------          --------

         Net Deferred Tax Asset                              $       -         $      -
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


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005

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

Between July 20, 2005 and August 26, 2005, Signet Entertainment Corporation sold an aggregate 57,000 shares of common stock to existing and new shareholders at a price of $0.01 per share for gross proceeds of approximately $570. As this selling price was substantially below the "fair value" of comparable transactions, the Company recognized a charge to operations for consulting expense equivalent to the difference between the established "fair value" of
$1.00 per share (as determined by the pricing in the September 2005 Private
Placement Memorandum) and the selling price of $0.01 per share.

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


               Signet International Holdings, Inc. and Subsidiary
                          (a development stage company)
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005

Note J - Commitments - Continued

Leased office space - continued
------ ------ -----

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


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             March 31, 2006 and 2005

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


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

                                   Signet International Holdings, Inc.

Dated:  January 16, 2007                 /s/ Ernest W. Letiziano
                                             Ernest W. Letiziano
                                             President and Director