Form 10QSB/A
period 2006-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-01-16
CIK 1317833

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

Item 1
Part 1 - Financial Statements


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
                           Consolidated Balance Sheets
                             June 30, 2006 and 2005

                                   (Unaudited)

                                                                          June 30,            June 30,
                                                                            2006                2005
                                                                         ---------           ---------
                                     ASSETS
                                     ------
Current Assets

   Cash in bank                                                          $ 204,229           $  50,000
                                                                         ---------           ---------

Total Assets                                                             $ 204,229           $  50,000
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


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
          Consolidated Statements of Operations and Comprehensive Loss
             Six and Three months ended June 30, 2006 and 2005 and
     Period from October 17, 2003(date of inception) through June 30, 2006

                                   (Unaudited)

                                                                                               Period from
                                                                                            October 17, 2003
                                                                                                (date of
                                     Six months   Six months    Three months    Three months   inception)
                                        ended       ended           ended          ended        through
                                      June 30,     June 30,        June 30,       June 30,      June 30,
                                      2006          2005            2006           2005            2006
                                  -----------    -----------    -----------    -----------    -----------

Revenues                          $        --    $        --    $        --    $        --    $        --

Expenses
   Organizational
      and formation expenses               --             --             --             --         89,801
   Officer compensation                34,498         35,000         16,998         17,500        186,168
   Other salaries                      17,375         10,500          8,375          5,250         52,625
   Other general and
      administrative expenses         368,137          9,875        345,729          4,968        489,535
                                  -----------    -----------    -----------    -----------    -----------
   Total Expenses                     420,010         55,375        371,102         27,718        818,129
                                  -----------    -----------    -----------    -----------    -----------

Loss from Operations                 (420,010)       (55,375)      (371,102)       (27,718)      (818,129)

Other Expense
   Interest expense                    (4,436)            --             --             --         (9,000)
                                  -----------    -----------    -----------    -----------    -----------

Loss before
   Provision for Income Taxes        (424,446)       (55,375)      (371,102)       (27,718)      (827,129)

Provision for Income Taxes                 --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------

Net Loss                             (424,446)       (55,375)      (371,102)       (27,718)      (827,129)

Other Comprehensive Income                 --             --             --             --             --
                                  -----------    -----------    -----------    -----------    -----------

Comprehensive Loss                $  (424,446)   $   (55,375)   $  (371,102)   $   (27,718)   $  (827,129)
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
                        (a development stage enterprise)
                      Consolidated Statements of Cash Flows
                       Six months ended June 30, 2006 and 2005 and
       Period from October 17, 2003 (date of inception) through June 30, 2006

                                   (Unaudited)

                                                                                                   Period from
                                                                                                   October 17,
                                                                                                      2003
                                                                Six months       Six months    (date of inception)
                                                                   ended            ended            through
                                                                 June 30,         June 30,          June 30,
                                                                   2006             2005              2006
                                                                 ---------        ---------        ---------
Cash Flows from Operating Activities

   Net Loss                                                      $(424,446)       $ (55,375)       $(827,129)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation                                                     --               --               --
       Organizational expenses paid with issuance
         of common and preferred stock                                  --               --           50,810
       Expenses paid with common stock                             250,000               --          306,430
       Increase (Decrease) in
         Accounts payable - trade                                   11,909               --           11,909
         Accrued liabilities                                        56,398           10,500           90,337
         Accrued officers compensation                              33,998           35,000          182,418
                                                                 ---------        ---------        ---------

Net cash used in operating activities                              (72,141)          (9,875)        (185,225)
                                                                 ---------        ---------        ---------

Cash Flows from Investing Activities                                    --               --               --
                                                                 ---------        ---------        ---------

Cash Flows from Financing Activities
   Cash proceeds from note payable                                      --           50,000           90,000
   Cash paid to retire note payable                                (90,000)              --          (90,000)
   Cash proceeds from sale of common stock                          15,000               --          416,089
   Purchase of treasury stock                                      (50,000)              --          (50,000)
   Cash paid to acquire capital                                         --               --          (10,447)
   Capital contributed to support operations                            --            9,875           33,812
                                                                 ---------        ---------        ---------

Net cash provided by financing activities                         (125,000)          59,875          389,454
                                                                 ---------        ---------        ---------

Increase (Decrease) in Cash and Cash Equivalents                  (197,141)          50,000          204,229

Cash and cash equivalents at beginning of period                   401,370               --               --
                                                                 ---------        ---------        ---------

Cash and cash equivalents at end of period                       $ 204,229        $  50,000        $ 204,229
                                                                 =========        =========        =========

Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                               $   9,000        $      --        $   9,000
                                                                 =========        =========        =========
   Income taxes paid (refunded)                                  $      --        $      --        $      --
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
   Principal and accrued interest due at maturity in June
   2006.  Collateralized by controlling interest in the
   common stock of Signet International Holdings, Inc.

   Note paid in full on June 30, 2006.                                            $       -          $   50,000
                                                                                  =========          ==========

Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through June 30, 2006, are as follows:

                                                                          Period from
                                                                           October 17,
                                                                           2003 (date
                                       Six months      Six months         of inception)
                                          ended           ended              through
                                         June 30,        June 30,           June 30,
                                          2006            2005                2006
                                        -------          -------             ------

       Federal:
         Current                        $     -          $     -            $     -
         Deferred                             -                -                  -
                                        -------          -------             ------
                                              -                -                  -
                                        -------          -------             ------
       State:
         Current                              -                -                  -
         Deferred                             -                -                  -
                                        -------          -------             ------
                                              -                -                  -
                                        -------          -------             ------
         Total                          $     -          $     -            $     -
                                         ======          =======             ======

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

                                                                                  Period from
                                                                                    October 17,
                                                                                    2003 (date
                                                 Six months       Six months       of inception)
                                                    ended            ended           through
                                                   June 30,         June 30,         June 30,
                                                    2006             2005             2006
                                                  ---------        ---------        ---------
Statutory rate applied to

   income before income taxes                     $(144,000)       $ (18,800)       $(281,000)
Increase (decrease) in income taxes
   resulting from:
     State income taxes                                  --               --               --
     Non-deductible officers compensation            12,000           11,900           63,000
     Non-deductible charge for common stock
       issued at less than "fair value"              43,000               --           62,000
     Other, including reserve for deferred
       tax asset and application of net
       operating loss carryforward                   89,000            6,900          156,000
                                                  ---------        ---------        ---------

Income tax expense                                $      --        $      --        $      --
                                                  =========        =========        =========

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2006 and 2005, respectively:

                                                                  June 30,         June 30,
                                                                   2006              2005
                                                              --------------    --------------
       Deferred tax assets

         Net operating loss carryforwards                       $114,000           $23,300
         Officer compensation deductible when paid                63,000            39,700
         Less valuation allowance                               (177,000)          (63,000)
                                                              --------------    --------------

         Net Deferred Tax Asset                                 $      -           $     -
                                                              ==============    ==============

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


               Signet International Holdings, Inc. and Subsidiary
                        (a development stage enterprise)
             Notes to Consolidated Financial Statements - Continued
                             June 30, 2006 and 2005

Note I - Common Stock Transactions - Continued

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

On June 22, 2006, the Company issued 250,000 shares of unregistered, restricted common stock, valued at $0.50 per share or $125,000, in payment of consulting fees. As the agreed-upon value of the services provided was less than the "fair value" of comparable transactions, the Company has recognized an additional charge to Consulting Fees equivalent to the difference between the established
"fair value" of $1.00 per share (as determined by the pricing in the September
2005 Private Placement Memorandum) and the agreed-upon value of $0.50 per share in the corresponding line item in the Company's Statement of Operations.

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