Form 10QSB/A
period 2006-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-01-16
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1 to Form 10-QSB

-------------------------------------------------------------------------------

(Mark one)
☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

YES ☑ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

November 14, 2006: 4,102,000

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

Signet International Holdings, Inc.

Form 10-QSB for the Quarter ended September 30, 2006

2

Item 1
Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Balance Sheets
September 30, 2006 and 2005
(Unaudited)

	September 30,	September 30,
	2006	2005
ASSETS
Current Assets
Cash in bank	$170,947	$156,980

Total Assets	$170,947	$156,980

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$-	$90,000
Accounts payable - trade	12,877	-
Other accrued liabilities	102,337	39,171
Accrued officer compensation	199,920	133,170

Total Current Liabilities	315,134	262,341

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares issued and outstanding, respectively	5,000	5,000

Common stock - $0.001 par value.
50,000,000 shares authorized.
4,102,000 and 3,621,000
shares issued and outstanding, respectively	4,102	3,621
Additional paid-in capital	737,592	257,554
Deficit accumulated during the development stage	(890,881)	(371,536)

Total Shareholders’ Equity (Deficit)	(144,187)	(105,361)

Total Liabilities and Shareholders’ Equity	$170,947	$156,980

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
Period from October 17, 2003 (date of inception) through June 30, 2006
(Unaudited)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Three months ended September 30, 2006	Three months ended Septmeber 30, 2005	Period from October 17, 2003 (date of inception) through September 30, 2006

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and
formation expenses	-	48,991	-	48,991	89,801
Officer compensation	52,500	52,500	17,500	17,500	204,170
Other salaries	26,375	16,500	9,502	6,000	61,625
Other general and
administrative expenses	404,887	80,333	36,751	70,457	526,285

Total Expenses	483,762	198,324	63,753	142,948	881,881

Loss from Operations	(483,762)	(198,324)	(63,753)	(142,948)	(881,881)

Other Expense
Interest expense	(4,436)	(2,296)	-	(2,296)	(9,000)

Loss before Provision for
Income Taxes	(488,198)	(200,620)	(63,753)	(145,244)	(890,881)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(488,198)	(200,620)	(63,753)	(145,244)	(890,881)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(488,198)	$(200,620)	$(63,753)	$(145,244)	$(890,881)

Loss per weighted-average share
of common stock outstanding,
computed on Net Loss -
basic and fully diluted	$(0.12)	$(0.06)	$(0.02)	$(0.04)	$(0.27)

Weighted-average number of shares
of common stock outstanding	3,956,084	3,465,150	4,102,000	3,467,413	3,312,502

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended September 30, 2006 and 2005 and
Period from October 17, 2003 (date of inception) through September 30, 2006
(Unaudited)

	Nine Months ended September 30,	Nine Months ended Septmeber 30,	Period from October 17, 2003 (date of inception) through September30,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss	$(488,198)	$(200,620)	$(890,881)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance
of common and preferred stock	-	10,000	50,810
Expenses paid with common stock	250,000	56,430	306,430
Increase (Decrease) in
Accounts payable - trade	12,877	-	12,877
Accrued liabilities	68,398	14,671	102,337
Accrued officers compensation	51,500	51,500	199,920

Net cash used in operating activities	(105,423)	(68,019)	(218,507)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	90,000	90,000
Cash paid to retire note payable	(90,000)	-	(90,000)
Cash proceeds from sale of common stock	15,000	135,570	416,089
Purchase of treasury stock	(50,000)	-	(50,000)
Cash paid to acquire capital	-	(10,447)	(10,447)
Capital contributed to support operations	-	9,876	33,812

Net cash provided by financing activities	(125,000)	224,999	389,454

Increase (Decrease) in Cash and Cash Equivalents	(230,423)	156,980	170,947

Cash and cash equivalents at beginning of period	401,370	-	-

Cash and cash equivalents at end of period	$170,947	$156,980	$170,947

Supplemental Disclosures of Interest and
Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid (refunded)	$-	$-	$-

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
(a development stage enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

Note A - Organization and Description of Business

Signet International Holdings, Inc. (Company) was incorporated on February 2, 2005 under the Laws of the State of Delaware as 51142, Inc. The Company’s initial business plan was to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 8, 2005, pursuant to a Stock Purchase Agreement and Share Exchange (Agreement) by and among the Company, Signet Entertainment Corporation (SIG) and the shareholders of Signet Entertainment Corporation (a private Florida corporation) (Shareholders) (collectively SIG and the SIG shareholders shall be known as SIG Group); the Company acquired 100.0% of the then issued and outstanding shares of SIG in exchange for the issuance of an aggregate 3,421,000 shares of the Company’s common stock to the SIG shareholders. Pursuant to the Agreement, SIG became a wholly owned subsidiary of the Company. At the transaction date, the then-sole shareholder of the Company was also the controlling shareholder, chief executive officer and director of SIG.

Signet Entertainment Corporation (SIG) was incorporated on October 17, 2003 in accordance with the Laws of the State of Florida. SIG was formed to establish a television network “The Gaming and Entertainment Network”.

The acquisition of the SIG by the Company effected a change in control of the Company and will be accounted for as a “reverse acquisition” whereby the Company is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the combination transaction, the financial statements of the Signet International Holdings, Inc. will reflect the historical financial statements of the Company and the operations of Signet International Holdings, Inc. subsequent to the transaction date.

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $827,000.

Note B - Preparation of Financial Statements

The acquisition of the SIG by the Company effected a change in control of the Company and will be accounted for as a “reverse acquisition” whereby the SIG is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the combination transaction, the financial statements of the Signet International Holdings, Inc. will reflect the historical financial statements of the SIG and the operations of Signet International Holdings, Inc. subsequent to the transaction date.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB which contains the Company’s audited financial statements for the year ended December 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

Note B - Preparation of Financial Statements - Continued
In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.

Note C - Going Concern Uncertainty
The Company is still in the process of developing it’s business plan and raising capital. As such, the Company is considered to be a development stage company.

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted.

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

As of September 30, 2006 and 2005, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At September 30, 2006 and 2005, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
Principal and accrued interest due at maturity in June
2006. Collateralized by controlling interest in the
common stock of Signet International Holdings, Inc.
Note paid in Full on June 30, 2006.	$--	$90,000

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through September 30, 2006, are as follows:

	Nine Months ended	Nine Months ended	Period from October 17, 2003 (date of inception) through
	September 30,	September 30,	September 30,
	2006	2005	2006
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
		-	-
Total	$-	$-	$-

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
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) each of the nine month periods ended September 30, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through September 30, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine Months ended	Nine Months ended	Period from October 17, 2003 (date of inception) through
	September 30,	September 30,	September 30,
	2006	2005	2006

Statutory rate applied to income before income taxes	$(166,000)	$(68,000)	$(303,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible officers compensation	18,000	18,000	69,000
Non-deductible charge for common stock
issued at less than "fair value"	43,000	19,000	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	105,000	31,000	172,000

Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2006 and 2005, respectively:

	September 30,	September 30,
	2006	2005
Deferred tax assets
Net operating loss carryforwards	$119,000	$62,000
Officer compensation deductible when paid	69,000	45,000
Less valuation allowance	(188,000)	(107,000)

Net Deferred Tax Asset	$-	$-

Note H - Preferred Stock

The Company’s By-Laws allow for the issuance of up to 50,000,000 shares of $0.001 par value Preferred Stock.

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

On March 31, 2006, the Company repurchased 50,000 shares of common stock from the estate of a deceased shareholder which purchased said shares for $50,000 cash pursuant to the aforementioned September 2005 Private Placement Memorandum for $50,000 cash. In June 2006, the Company’s Board of Directors cancelled these shares and returned them to unissued status.

On June 22, 2006, the Company issued 250,000 shares of unregistered, restricted common stock, valued at $0.50 per share or $125,000, in payment of consulting fees. As the agreed-upon value of the services provided was less than the “fair value” of comparable transactions, the Company has recognized an additional charge to Consulting Fees equivalent to the difference between the established “fair value” of $1.00 per share (as determined by the pricing in the September 2005 Private Placement Memorandum) and the agreed-upon value of $0.50 per share in the corresponding line item in the Company’s Statement of Operations.

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

For the services, Triple Play shall render to Signet, Signet shall pay management fees to Triple Play based upon Triple Play’s gross revenues, as follows: a) 12% of Triple Play’s gross revenues, provided that Triple Play realizes a minimum pre tax net profit of 25%, plus b) ½% (one half percent) of Triple Play’s gross revenues for Triple Play’s costs of licenses and permits for international air waves and feeds duties and taxes, satellite transmission links, down links, including earth stations. The fees in a) and b), noted above, shall become due from Signet within 90 days after the close of each calendar year based on a determination by independently prepared Certified Public Accountants’ reports. These reports will account for advances Signet has made.

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

Remainder of this page left blank intentionally.

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
General and administrative expenses for the nine months ended September 30, 2006 and 2005 were approximately $404,887 and $80,333, respectively. Net loss for the nine months ended September 30, 2006 and 2005, respectively, was approximately $(488,000) and $(201,000). Earnings per share for the respective quarters ended September 30, 2006 and 2005 was approximately $(0.12) and $(0.06) on the weighted-average shares issued and outstanding.

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

Plan of Operations

In January 2007, we expect to begin implementation of that part of our business plan relating to the acquisition of LPTV stations by executing by executing Sale & Share Exchange Contracts with the LPTV Stations. Although we have had no revenues generated to date, we expect to realize revenues from operations of the LPTV stations once an agreement is finalized and executed and we take control of an LPTV Station. Ernie Letiziano, our sole officer, director will not relinquish control of the company to any of the acquired LPTV stations resulting from any of the agreement. In addition, since the acquisition of the LPTV stations will be based upon issuing our stock in exchange for the LPTV station’s stock, we will incur no cash expenditures other than incidental expenses such as telephone, travel and general and administrative expenses. These expenses that we will incur related to the LPTV acquisition have been anticipated and are part of our monthly budget of expenses in the total amount of $10,500.00 per month as set forth below. The funds provided for the budgeted monthly expenses, including the expenses for acquisition of the LPTV stations, came from the issuance of shares raised by us in our private placement which commenced in September 2005 and was completed in January 2006. Our current budget requirements of $10,500.00 per month will be accommodated adequately by our current cash balance of $170,947. The first nine months of the fiscal year have required $483,763 in operating expenses, which we believe to be an unusually high number due to costs such as legal, auditing, other fees incurred in the process of going public as well as the issuance of compensation shares which will not be owed in the future. Therefore, we anticipate a significant reduction in operating expense to about $126,000 per year based on the monthly amounts set forth above. We do not anticipate significant expenses for the negotiating and finalizing of the agreements since we will undertake the due diligence ourselves and do not have to incur travel expenses to visit the stations. In addition, we have already anticipated these expenses as part of monthly budget.

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

Concurrent with our acquiring other LPTV stations for stock commencing in the first quarter of 2007 we intend to seek additional equity or debt financing. To date we have been able to raise funds in two funding rounds through both debt and equity offerings. We anticipate that the funds we secure from our next round of financing will enable us to purchase additional LPTV stations, some with a cash consideration, and provide additional working capital to enable us to possibly acquire some stations making losses, purchase programming and initiate Triple Play Media operations. Cash costs for this phase of our plan will include: $25,000 related to the funding round plus up to $30 million to support the acquisitions of more LPTV stations, plus up to $15 million to support Triple Play. This phase of our plan will continue throughout 2007. Currently, we have no specific plans to raise additional financing and we do not have any specific source(s) of such potential financing.

We have decided to wait until our registr registration statement is declared effective, to commence negotiating with at least one LPTVstation. We have already begun to identify the LPTV stations we would like to acquire by visiting the online site, www.LPTV.com, to identify stations that are for sale. To date, we have not identified any specific station that we plan to negotiate with but have visited the website to determine what is available. Once our registration statement is deemed effective we will identify stations available for sale as well as which stations have a spectrum of at least 550,000 TV households, are rated Class A, and are located in a growing market. As stated above, we have not commenced any negotiations or discussions or even identified stations to acquire. Based upon our review of the market we believe that we will be able to take the following steps to effectuate the acquisition of LPTV stations in the time periods set forth below. However, the dates set forth below are only based upon our limited research of the market and may not be effectuated in the timely manner set forth below since our registration statement has not been deemed effective and since we have not commenced negotiations or due diligence on any station

1.
We have already commenced the first step in the acquisition process of reviewing those markets of dominant influence (the ratings of TV households in each market.) and will continue to so during the first few months of 2007. We expect the expenses for our review of the markets to be limited to the time spent by Mr. Letiziano, our sole officer and director. We anticipate that any additional expenses will be under $1,000 can be paid from our current cash in hand.

2.
In January 2007, we will identify and contact the selected LPTV stations that are currently operating at a profit and in good standing with the FCC. We expect the expenses for same to be to be limited to the time spent by Mr. Letiziano, our sole officer and director. We anticipate that any additional expenses will be under $1,000 and will be paid from our current cash in hand.

3.
From mid-January through Mid February we will continue to identify those LPTV stations for sale and those which are currently operating at a profit and in good standing with the FCC. We will then initiate contact with the LPTV station owner and legal counsel and negotiate to sign non-circumvention agreements and Letters of Intent. Upon execution of a letter of intent we will perform due diligence which will include the review of financial statements, customer base, survey of equipment and the review of compliance with FCC regulations researched through public records. We will only identify and commence negotiations at such time as our registration statement is declared effective by the SEC. Since our arrangements will be based upon a share exchange contract, we will not incur any cash expenses other than those incidental expenses already budgeted in our monthly expenses. We will not need to travel to undertake our due diligence and intend to have the due diligence completed and reviewed by Mr. Letiziano. Based upon same we do not expect the expenses for the due diligence and negotiations to be more than $1,000 and will be paid from our current cash in hand.

4.
By mid-February we intend to have negotiated and finalized an agreement to purchase at least one LPTV station and file though FCC counsel applications for approval from the FCC to operate the target LPTV stations. The approval period takes from 60-90 days. We expect the expenses, which shall include legal fees and application fees to be less than $5,000 and will will be paid from our current cash on hand.

5.
Once the FCC has granted approval, we will then become owner of the LPTV station and will be responsible for the daily expenses associated with operating the business. The fees and expenses for operating these stations will be paid from the revenues which we anticipate we will generate from the LPTV station. At this time we are unsure of the expenses for operating the stations since we have not commenced our due diligence on any specific station. However, in the event that the stations do not generate the anticipates revenues then we will pay the fees and expenses from our current cash on hand or will rely on shareholder loans to cover such costs until the station generates sufficient revenues or until we can obtain additional debt or equity financing.

6.
After our first acquisition, we will continue to identify and negotiate with additional LPTV stations. The funds to operate the LPTV stations will be derived from revenues generated or from cash on hand. In the event that the stations do not generate the anticipates revenues then we will pay the fees and expenses from our current cash on hand or will rely on shareholder loans to cover such costs until the station generates sufficient revenues or until we can obtain additional debt or equity financing. The fees and expenses for the due diligence, negotiations and expenses for the additional stations will be the same as set above and will be paid from current cash on hand, revenues or stockholder loans.

Notwithstanding the above, all of the dates set forth are based upon our registration statement being deemed effective during January 2007. In the event that the registration process is not completed until 2007 then all of our time periods set forth above will also be delayed. We anticipate that the process of locating, identifying, contracting with the LPTV and receiving FCC approval will take 120 days after our registration statement is deemed effective by the SEC.

To date, we have identified stations by searching the Internet. The name and call letters of these stations are posted on various web sites. Our intention is to finance payment of these stations by issuing the sellers common stock as well cash payments to be negotiated. We can not be certain that any of the stations will agree to a purchase and/or share exchange arrangement. Since our research and contacts will be made through our office, we do not expect to incur any additional expenses other than the normal general and administrative expenses presently being paid.

We believe we can satisfy our cash requirements for our operations over the next twelve months with our current cash reserves. We anticipate for the next 12 months, excluding the costs of operating LPTV station acquisitions, our operational as well as general and administrative expenses will total $126,000 based on the acquisition of one LPTV station. We anticipate that will be able to cover these expenses with our current cash reserves of $170,947 as of December 13, 2006. The components that went into our determination of required on going expenses include the following monthly projected expenses:

Accounting Fees	$2,000
Legal fees	3,500
General and administrative expenses	2,500
Travel & Surveys	1,500
Other Expenses	1,000

Total	$10,500

Our operating expenses for the first nine months of Calendar 2006 were approximately $483,763 and required cash resources of approximately $105,000. These expenses include the accrual for executive and other compensation, which will not be paid until some future period where adequate resources are available, and various charges for legal, auditing, other fees incurred in the process of preparing and filing our Registration Statement on Form SB-2. We anticipate that our actual cash requirements will be remain relatively stable for the next 12 months and we anticipate a significant reduction in future overhead expense levels as discussed above.

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

Item 3 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed and are effective to give reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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