Form 10KSB/A
period 2005-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-01-31
CIK 1317833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-KSB

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNET INTERNATIONAL HOLDINGS, INC.

By:	/s/ Ernest W. Letiziano
ERNEST W. LETIZIANO
Chief Executive Officer Chief Financial Officer

Dated:	January 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ernest W. Letiziano Ernest W. Letiziano	Chief Executive Officer Chief Financial Officer, and Director	January 31, 2007