Form 10QSB/A
period 2006-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-01-31
CIK 1317833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         Amendment No. 2 to Form 10-QSB

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
     March  31,  2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and  procedures  are  effective  to  ensure that information required to be disclosed  by us in the reports we file or submit under the Exchange Act is recorded,  processed,  summarized,  and  reported  within  the time periods specified  in  the Securities and Exchange Commission's rules and forms and that  our  disclosure  and controls are designed to ensure that information required  to be disclosed by us in the reports that we file or submit under the  Exchange  Act  is  accumulated  and  communicated  to  our management, including  our principal executive officer and principal financial officer, or  persons  performing  similar  functions, as appropriate to allow timely decisions  regarding  required  disclosure.

(b)  Changes in Internal Controls

     There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal
     2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
     31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Signet International Holdings, Inc.

Dated:  January 31, 2007                 /s/ Ernest W. Letiziano
                                             Ernest W. Letiziano
                                             President and Director