Form 10QSB/A
period 2006-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-01-31
CIK 1317833

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

Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures
     Under  the  supervision  and with the participation of our management, including  our principal executive officer and principal financial officer, we  conducted  an  evaluation of our disclosure controls and procedures, as such  term  is  defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of
     June 30,  2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and  procedures  are  effective  to  ensure that information required to be disclosed  by us in the reports we file or submit under the Exchange Act is recorded,  processed,  summarized,  and  reported  within  the time periods specified  in  the Securities and Exchange Commission's rules and forms and that  our  disclosure  and controls are designed to ensure that information required  to be disclosed by us in the reports that we file or submit under the  Exchange  Act  is  accumulated  and  communicated  to  our management, including  our principal executive officer and principal financial officer, or  persons  performing  similar  functions, as appropriate to allow timely decisions  regarding  required  disclosure.
(b)  Changes in Internal Controls

     There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal
     2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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