Form 10KSB
period 2006-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-03-27
CIK 1317833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-51185

SIGNET INTERNATIONAL HOLDINGS, INC.
(Name of small business issuer in its charter)

DELAWARE	16-1732674
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 Worth Avenue, Suite 316, Palm Beach, Florida	33480
(Address of principal executive offices)	(Zip Code)

561-832-2000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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
Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 26, 2007, was: $1,594,000

Number of shares of the registrant’s common stock outstanding as of March 26, 2007 was: 4,102,000

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

Our agreement with Triple Play provides that we will pay management fees in the amount of 12% provided that we realize a minimum pre tax net profit of 25%. We also will provide an allowance for costs of licenses and permits for international airwaves and feeds, duties and taxes, satellite transmission links, down links, including earth stations in the amount of .05% (one-half of one percent) of the total gross revenues. In addition, as further consideration for Richard Grad’s agreement for Triple Play’s exclusive services, we paid Mr. Grad a signing bonus of $50,000 upon funding of the our offering. We are also obligated to pay the following compensation each year during the entire term of the agreement, including extensions thereto: guaranteed payment of $200,000 per year payable to Richard Grad. This amount will be payable at the beginning of each month at the rate of twelve equal installments. We will also provide Mr. Grad with an allowance of $1,500 for moving and relocating expenses. In addition, we will provide Mr. Grad with personal life, health dental, vision and accident insurance. Mr. Grad owns approximately 401,000 shares (or 10%) of our common stock.

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

Intellectual Properties

On April 13, 2006, we purchased the exclusive rights to 20 titled half hour screen plays representing original programming from FreeHawk Productions, Inc. On August 19, 2006, by mutual agreement, Signet and FreeHawk rescinded this agreement as set forth herein.

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

Competition

With the growing availability of on demand, self-programming and search features, along with increased competition from converging industry players in telecommunications and the Internet, the television industry is facing unparalleled complexity that will alter traditional TV business models. The entertainment industry is therefore, extremely competitive.

The competition comes from both companies within the industry and those who are engaged in other forms of entertainment media that create alternative forms of leisure entertainment. The increasing gap between the major networks and the smaller ones allows market space for smaller companies, such as Signet, to develop.

Currently the over the air networks may be identified by size according to the number of TV households they attract. The basic category or groupings of the major networks and several of the lesser but better known networks are as follows:

1	Major networks such as ABC, CBS, NBC, FOX
2	Major cable networks such as: ESPN, USA, Bravo, Fox Sports Net, UPN, PAX, The Travel Channel, The Tube
3	Smaller cable networks: Food Channel, Spike TV, HGTV, Golf Channel
4	Smaller Cable/Satellite networks such as: CGTV Network (Canada), Variety Sports Network, Tvg Horse Racing. Such networks reach between one and eight million TV households.

Our key competitive strategy is diversification in business risk and delivery systems. We plan to be providers of television content creation, packaging, programming and distribution; not only to our “owned and operated” LPTV stations, but via other distributions systems such as cable and satellite. Additionally, we plan to have our own “sports and entertainment network” to offer to stations and cable systems.

We will develop and implement strategies that will not only serve this diverse audience but will achieve significant cost savings from the traditional supply chain in order to fund new delivery channels, whether it be cable, broadcast TV, full power or low power, the Internet or satellite.

The entertainment industry, and particularly the television industry, is a highly competitive commerce. Currently this industry is undergoing an aggressive period of mergers and acquisitions. Once our presence is recognized, we will experience potential competitors who have greater financial, marketing, programming and broadcasting resources than we do.

The markets in which we have targeted to acquire are also in a constant state of change arising from, among other things, technological improvements and economic and regulatory developments.

Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over-the-air television broadcast stations to increased competition. We may not be able to compete effectively or adjust our business plans to meet changing market conditions. We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our businesses.

Government Regulation

The broadcasting industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the “Communications Act”). Approval by the FCC is required for the issuance, renewal and assignment of station operating licenses and the transfer of control of station licensees. Although the Company does not currently hold an FCC license, in the event that it acquires or is granted an FCC license in the future, the Company’s business will be dependent upon its continuing to hold television broadcast licenses from the FCC, which license are issued for maximum terms of eight years. While in the vast majority of cases such licenses are renewed by the FCC, there can be no assurance that the Company will be able to renew licenses it acquires or is grant at their expiration dates. If such licenses were not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

Although we do not currently own any broadcast properties, our business plan contemplates that we may acquire such properties through acquisition of LPTV stations. Based on same, Federal regulation of the broadcasting industry will limit our operating flexibility, which may affect our ability to generate revenue or reduce our costs in the event we acquire such broadcast properties. In addition, Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters (including technological changes) that could, directly or indirectly, materially and adversely affect our ability to acquire broadcast properties and the operation and ownership of such broadcast properties. New federal legislation may limit our ability to conduct our business in ways that we believe would be advantageous and may thereby negatively affect our operating results and strategic decisions.

We have not applied for any FCC licenses. However, application will be made immediately subsequent to execution of an agreement which results in the acquisition of a license, LPTV station or other broadcast property. Although the waiting period for approval of such licenses can take between 60-90 days such period will have no effect on our business since we intend to assume responsibility only upon license approval.

Item 2.  Description of Property

We currently operate our business from our corporate headquarters located at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480. We lease such space on a month-to-month basis. Monthly rent payments for base rent are approximately $927.51 per month. There no are additional rent payments for common area maintenance.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “SIGN” since March 7, 2007. There is a limited trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of March 26, 2007 in accordance with our transfer agent records, we had 70 record holders of our Common Stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

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

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. No general solicitation or general advertising were used in connection with this offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. Each investor completed a questionnaire confirming that such investor was sophisticated and has such knowledge and experience in financial and business matters that he/she is capable of evaluating the merits and risks of the prospective investment or we reasonably believed immediately prior to making the sale that the purchasers met this description. In addition, each of these investors were friends or colleagues of Ernest W. Letiziano, our sole officer and director, and therefore Mr. Letiziano was aware that each of these investors were sophisticated. These shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In September 2005 we commenced a Regulation D, Rule 506 Offering which was completed on January 2006 in which we issued a total of 381,000 shares of our common stock in exchange for cash consideration to eight (8) shareholders at a price per share of $1.00 for an aggregate offering price of $381,000. The following sets forth the identity of the persons to whom we sold these shares and the amount of shares for each shareholder:

Shareholder	Common Shares
BARRY ABRAMS MDPA PROFIT SHARING PLAN	100,000
GOFF FAMILY HOLDINGS, LP	50,000
HENNINGSEN, ROBERT C. AND KATHLEEN A JTWROS	54,000
KILEY, ROBERT	10,000
KILEY, ROBERT AND SUSAN JTWROS	65,000
MADORE, DANIEL R. AND LAURIE A. JT TEN	50,000
MEYERS, RON	50,000
ROWAN, WILLIAM R. AND JANET LONG TIC	2,000

The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.In accordance with Section 230.506 (b) (1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. ss.230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
Each investor received a copy of our private placement memorandum and completed a questionnaire and confirmed that they were either “accredited” or “sophisticated” investors as defined in Rule 501 of Regulation D. Of the 8 subscribers, 6 were “accredited investors” and 2 were “sophisticated investors.” Each investor completed a questionnaire confirming that such investor was sophisticated and has such knowledge and experience in financial and business matters that he/she is capable of evaluating the merits and risks of the prospective investment or we reasonably believed immediately prior to making the sale that the purchasers met this description.

(C)	Our management was available to answer any questions by prospective purchasers;

(D)	Shares issued in connection with in this offering were restricted under Rule 4(2) and certificates indicating ownership of such shares bore the appropriate legend.

All shares purchased in the Regulation D Rule 506 offering completed in May 2006 were restricted in accordance with Rule 144 of the Securities Act of 1933.

On March 31, 2006, the Company repurchased 50,000 shares of common stock from the estate of a deceased shareholder which purchased said shares pursuant to the aforementioned Regulation D Rule 506 offering completed in May 2006 for $50,000 cash.

On June 22, 2006, the Company issued 250,000 shares of unregistered, restricted common stock, valued at $0.50 per share or $125,000, in payment of consulting fees to Ruth J. Latini Trust based upon a consulting agreement with Merriam Joan Handy for services including aiding us in developing a marketing plan, providing assistance and expertise in an advertising campaign and assisting us with press releases. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. No general solicitation or general advertising were used in connection with this offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors.

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
By security holders
Total

 Item 6. Management’s Discussion of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Annual Report on From 10K-SB and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

In March 2507, upon the approval of our equity securities for trading on the Over the Counter Bulletin Board, we began implementation of that part of our business plan relating to the acquisition of LPTV stations by offeringSale & Share Exchange Contracts with the LPTV Stations. Although we have had no revenues generated to date, we expect to realize revenues from operations of the LPTV stations once agreements are finalized and executed and we take control of an LPTV Stations. Ernest Letiziano, our sole officer, director will not relinquish control of the company to any of the acquired LPTV stations resulting from any of the agreement. In addition, since the acquisition of the LPTV stations will be based upon issuing our stock in exchange for the LPTV station’s stock, we will incur no cash expenditures other than incidental expenses such as telephone, travel and general and administrative expenses. These expenses that we will incur related to the LPTV acquisition have been anticipated and are part of our monthly expenses in the total amount of $10,500.00 per month as set forth below. The funds provided for the monthly expenses, including the expenses for acquisition of the LPTV stations, came from the issuance of shares raised by us in our private placement which commenced in September 2005 and was completed in January 2006. Our cash flow requirements of $10,500.00 per month will be accommodated adequately by our current cash balance of $170,947. The first nine months of the fiscal year have required $483,763 in operating expenses, which we believe to be an unusually high number due to costs such as legal, auditing, other fees incurred in the process of going public as well as the issuance of compensation shares which will not be owed in the future. Therefore, we anticipate a significant reduction in operating expense to about $126,000 per year based on the monthly amounts set forth above. We do not anticipate significant expenses for the negotiating and finalizing of the agreements since we will undertake the due diligence ourselves and do not have to incur travel expenses to visit the stations. In addition, we have already anticipated these expenses as part of monthly budget.

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

Concurrent with our acquiring other LPTV stations for stock commencing in the first quarter of 2007 we intend to seek additional equity or debt financing. To date we have been able to raise funds in two funding rounds through both debt and equity offerings. We anticipate that the funds we secure from our next round of financing will enable us to purchase additional LPTV stations, some with a cash consideration, and provide additional working capital to enable us to possibly acquire some stations making losses, purchase programming and initiate Triple Play Media operations. Cash costs for this phase of our plan will include: $25,000 related to the funding round plus up to $30 million to support the acquisitions of more LPTV stations, plus up to $15 million to support Triple Play. This phase of our plan will continue throughout 2007. Currently, we have no specific plans to raise additional financing and we do not have any specific source(s) of such potential financing. However, since our shares were approved for trading we have begun negotiations with several potential funding sources to assist with the acquisitions of the stations. To date we have no agreements or understandings in place for this funding.

We waited until our register registration statement was declared effective, to commence negotiating with at least one LPTVstation. We have already begun to identify the LPTV stations we would like to acquire by visiting the online site, www.LPTV.com, to identify stations that are for sale. To date, we have not identified any specific station that we plan to negotiate with but have visited the website to determine what is available. Once our registration statement is deemed effective we will identify stations available for sale as well as which stations have a spectrum of at least 550,000 TV households, are rated Class A, and are located in a growing market. As stated above, we have not commenced any negotiations or discussions or even identified stations to acquire. Based upon our review of the market we believe that we will be able to take the following steps to effectuate the acquisition of LPTV stations in the time periods set forth below. However, the dates set forth below are only based upon our limited research of the market and may not be effectuated in the timely manner set forth below since our registration statement has not been deemed effective and since we have not commenced negotiations or due diligence on any station

1.
We have already commenced the first step in the acquisition process of reviewing those markets of dominant influence (the ratings of TV households in each market.) and will continue to so during the first few months of 2007. We expect the expenses for our review of the markets to be limited to the time spent by Mr. Letiziano, our sole officer and director. We anticipate that any additional expenses will be under $1,000 can be paid from our current cash in hand.

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

4.
By mid-February we intend to have negotiated and finalized an agreement to purchase at least one LPTV station and file though FCC counsel applications for approval from the FCC to operate the target LPTV stations. The approval period takes from 60-90 days. We expect the expenses, which shall include legal fees and application fees to be less than $5,000 and will be paid from our current cash on hand.

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

We believe we can satisfy our cash requirements for our operations over the next twelve months with our current cash reserves. We anticipate for the next 12 months, excluding the costs of operating LPTV station acquisitions, our operational as well as general and administrative expenses will total $126,000 based on the acquisition of one LPTV station. We anticipate that will be able to cover these expenses with our current cash reserves of $170,947 as of December 31, 2006. The components that went into our determination of required on going expenses include the following monthly estimated cash requirements:

Accounting Fees	$2,000
Legal fees	3,500
G&A	2,500
Travel & Surveys	1,500
Other Expenses	1,000
Total	$10,500

As set forth above, this monthly outlay does not include the costs of operating the LPTV stations we are unsure of the expenses for operating the stations since we have not commenced our due diligence on any specific station. However, in the event that the stations do not generate the anticipates revenues then we will pay the fees and expenses from our current cash on hand or will rely on shareholder loans to cover such costs until the station generates sufficient revenues or until we can obtain additional debt or equity financing. The fees and expenses for the due diligence, negotiations and expenses for the additional stations will be paid from current cash on hand, revenues or stockholder loans.

There will be no costs associated with Big Vision until services have been provided by Big Vision at which time we will be generating revenues to cover these costs. Until such time we are public, receive additional financing and proceed with our business we have no other contractually obligated expenses. We cannot assure investors that we will be able to raise sufficient capital. In the absence of additional funding, we may not be able to purchase some of the stations we have identified. Even without significant new funding later this year or early 2007, we still anticipate being able to acquire some profitable LPTV stations for stock and consolidate both their revenues and earnings.

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

Results from Operations - Fiscal Year Ended December 30, 2006 and 2005

We had no revenue for either of the respective fiscal year periods ended December 31, 2006 and 2006, respectively.

General and administrative expenses for the fiscal year ended December 31, 2006 and 2005 were $516,816 and $178,212, respectively. Net loss for the fiscal year ended December 31, 2006 and 2005, respectively, was approximately $(521,252) and $(231,767). Earnings per share for the respective fiscal year ended December 31, 2006 and 2005 was approximately $(0.13) and $(0.07) on the weighted-average shares issued and outstanding.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that our operating subsidiary begins meaningful operations.

At December 31, 2006 and 2005, respectively, the Company had working capital of approximately $(177,241) and $129,011, respectively. These amounts include accrued officers compensation of approximately $216,170 and $148,420, respectively, which are classified as current liabilities. However, our sole officer and director has orally agreed to defer payment of this compensation until such time as we have sufficient cash flows to service this liability without undue stress on our cash position.

Capital Resources and Liquidity

As of December 31, 2006, we had approximately $153,847 in cash. Our general and administrative expenses presently average $2,500 per month.

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

Our significant accounting policies are summarized in Note D of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 7. Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.     Other Information.

            None.

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

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.  Executive Compensation.

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Ernest W. Letiziano, (1) President, Chief Executive Officer and Director	2006	$70,000	0	0	0	0	0	0	$70,000
	2005	$70,000	0	$10,000(2)	0	0	0	0	$80,000
	2004	$70,000	0	0	0	0	0	0	$70,000

(1) Mr. Letiziano has agreed to defer his salary for this period and therefore we have accrued such salary as salary payable. Such deferred salary will be paid when the Company is able to do so. Mr. Letiziano’s salary is determined by the Board of Directors of which Mr. Letiziano is the sole member. In determining his salary, consideration was given to (i) the financial resources of the Company; (ii) the number of hours each week Mr. Letiziano devotes to the Company; (iii) the salaries of executive officers of other companies in the similar industries; and (iv) the salaries of executive officers of other companies in the developmental stage. There is no formal or informal understanding regarding Mr. Letiziano’s salary which will be determined in the future based upon the factors set forth above and based upon our revenues.

(2) On July 19, 2005, Signet Entertainment Corporation, our wholly owned subsidiary, issued 1,000,000 shares of preferred stock to Mr. Letiziano for services related to the organization and structuring of Signet Entertainment Corporation and its proposed business plan prior to the merger with us. This transaction was valued at approximately $10,000, which approximates the value of the services provided. Such preferred shares were exchanged for equivalent shares of our preferred stock pursuant to the Share Exchange between us and Signet Entertainment Corporation.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal years ended December 31, 2005 and December 31, 2006.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscals year ending December 31, 2005 and December 31, 2006, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Compensation of Directors

For the fiscal year ended December 31, 2006, we did not compensate our directors for their services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of January 31, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by our sole officer and director as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Letiziano, Ernest W (2)	1,000,000 (6)	24.38%

Common Stock	Donaldson, Thomas (3)	601,000	14.65%

Common Stock	Hillabrand, Hope E (4)	501,000	12.21%

Common Stock	Grad, Richard (5)	401,000	9.78%

Preferred Stock	Letiziano, Ernest W (2)	2,500,000	50%

Preferred Stock	Donaldson, Thomas (3)	1,000,000	20%

Preferred Stock	Hillabrand, Hope E (4)	1,500,000	30%

(1)	Based on 4,102,000 shares of our common stock outstanding.
(2)	The address for Mr. Letiziano is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.
(3)	The address for Mr. Donaldson is 9588 San Vittore St. Lake Worth, FL 33467
(4)	The address for Ms. Hillabrand is PO Box 3191 Stuart, FL 34995
(5)	The address for Mr. Grad is 8845 Karen Lee La Peoria, AZ 85382
(6)
Of these 1,000,000 shares, Mr. Letiziano owns 900,000 shares directly. The remaining 100,000 shares are held by Signet Entertainment Corp, our wholly owned subsidiary. Because Mr. Letiziano is our sole officer and director, he has investment control over these 100,000 shares of our common stock held by Signet Entertainment Corp.

(7)
None of the individuals listed in this table qualify as a beneficial owner under Securities Act Release No. 33-4819. Mr. Letiziano, Mr. Donaldson, Ms. Hillabrand, and Mr. Grad do not have any spouses or minor children that hold shares in the Company.

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class

Common Stock	Letiziano, Ernest W.	1,000,000 (2)	24.38% (3)
Preferred Stock	Letiziano, Ernest W	2,500,000	50% (4)

(1)	The address for each of the individuals listed in this table is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.

(2)
Of these 1,000,000 shares, Mr. Letiziano owns 900,000 shares directly. The remaining 100,000 shares are held by Signet Entertainment Corp, our wholly owned subsidiary. Because Mr. Letiziano is our sole officer and director, he has investment control over these 100,000 shares of our common stock held by Signet Entertainment Corp.

(3)	Based on 4,102,000 shares of our common stock outstanding.
(4)	Based on 5,000,000 shares of our preferred stock outstanding.

Item 12.   Certain Relationships and Related Transactions

On February 2, 2005, we issued 100,000 shares to Scott Raleigh for services rendered as our founder. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. On July 8, 2005, Scott Raleigh transferred the 100,000 shares to Signet Entertainment Corporation pursuant to a stock purchase agreement and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Our current President, Director, and Executive Officer, Ernie Letiziano is the Director and Chief Executive Officer of Signet Entertainment Corporation. Scott Raleigh was our sole officer and director prior to the change in control and is deemed to be the sole promoter. Mr. Raleigh currently has no involvement with the Company.

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

Pursuant to a Management Contract between our wholly owned subsidiary, Signet Entertainment Corporation, and Triple Play Media, Inc. dated October 23, 2003, Triple Play agreed to manage and operate our facility in exchange for financial and administrative support of its ready-to-launch, new television network, “The Gaming & Entertainment Network.” Richard Grad, who holds 401,000 shares of our common stock, which represents more than 10% of our common shares issued and outstanding, is the Chief Executive Officer of Triple Play. Pursuant to the Management Agreement, we will also pay to Mr. Grad a signing bonus of $50,000. We will also pay the following compensation each year during the entire term of the Management Agreement, including extensions thereto and Mr. Grad shall be entitled to receive: a guaranteed $200,000 (Two Hundred Thousand), per year payable to Richard Grad. This amount will be payable at the beginning of each month at the rate of twelve equal installments; Allowance of $1,500 for moving and relocating expenses; and personal life, health dental, vision and accident insurance. In addition, Mr. Grad received 400,000 of his 401,000 shares pursuant to this transaction.

PART IV

Item 13. Exhibits List and Reports on Form 8-K

(a)	Reports on Form 8-K and Form 8K-A

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 2.1 to Amendment to Form 8k filed on July 12, 2005 (File No. 000-51185)	2.1	Stock Purchase Agreement dated July 8, 2005 between Scott Raleigh and Signet Entertainment Corporation.

Incorporated by reference to the exhibit filed Amendment to Form 8k filed on March 3, 2006 (File No. 000-51185).	2.2	First Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation.

Incorporated by reference to Exhibit 2.3 to Form SB-2 filed on September 22, 2006 (File No. 333-134665)	2.3	Final Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation.

Incorporated by reference to Exhibit 3.1 to Form SB-2 filed on September 22, 2006 (File No. 333-134665)	3.1	Restated Certificate of Incorporation of Signet International Holdings, Inc.

Incorporated by reference to Exhibit 3.2 to Form SB-2 filed on June 2, 2006 (File No. 333-134665)	3.2	By-Laws

Incorporated by reference to Exhibit 3.3 to Form SB-2 filed on November 6, 2006 (File No. 333-134665)	3.3	Resolution regarding pre-incorporation contracts.

Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Form SB-2 filed on September 22, 2006 (File No. 333-134665)	10.1	Management Agreement with Triple Play Media, Inc.

Incorporated by reference to Exhibit 10.2 to Form SB-2 filed on June 2, 2006 (File No. 333-134665)	10.2	Management Agreement with Big Vision, Inc.

Incorporated by reference to Exhibit 10.3 to Form SB-2 filed on June 2, 2006 (File No. 333-134665)	10.3	Screenplay Purchase Agreement with FreeHawk Productions, Inc. (rescinded)

Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Form SB-2 filed on September 22, 2006 (File No. 333-134665)	10.4	Mutual Agreement to Rescind Agreement with FreeHawk Productions, Inc.

Incorporated by reference to Exhibit 10.3 to Amendment No. 2 to Form SB-2 filed on September 22, 2006 (File No. 333-134665)	10.5	Landlord Letter

Filed herewith	14	Code of Ethics

Filed herewith	31.1	Certification of Ernest W. Letiziano pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Ernest W. Letiziano pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

We paid or accrued the following fees in each of the prior two fiscal years to our principal accountant S. W. Hatfield, CPA of Dallas, Texas:

	Year ended December 31,	Year ended December 31,
	2006	2005

(1) Audit fees	$31,063	$9,250-
(2) Audit-related fees	-	-
(3) Tax fees	2,875	-
(4) All other fees	-	-
Totals	$33,938	$9,250-

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

The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2006 and 2005, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.

The Company’s principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Signet International Holdings, Inc.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Annual Consolidated Financial Statements

Consolidated Balance Sheets
as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2006 and 2005 and
for the period from October 17, 2003 (date of inception) through December 31, 2006	F-4

Consolidated Statement of Changes in Shareholders’ Equity
for the period from October 17, 2003 (date of inception) through December 31, 2006	F-5

Consolidated Statements of Cash Flows
for the years ended December 31, 2006 and 2005 and
for the period from October 17, 2003 (date of inception) through December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7

Letterhead of S. W. Hatfield, CPA

Report of Independent Registered Certified Public Accounting Firm
Board of Directors and Stockholders
Signet International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Signet International Holdings, Inc. (a Delaware corporation and a development stage company) and Subsidiary (a Florida corporation) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, consolidated changes in shareholders' deficit and consolidated statements of cash flows for each of the years ended December 31, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through December 31, 2006, respectively. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signet International Holdings, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of its consolidated operations and its consolidated cash flows each of the years ended December 31, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through December 31, 2006, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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
March 16, 2007

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash in bank	$153,847	$401,370

Total Assets	$153,847	$401,370

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$-	$90,000
Accounts payable - trade	26,543	-
Other accrued liabilities	88,375	33,939
Accrued officer compensation	216,170	148,420

Total Current Liabilities	331,088	272,359

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,102,000 and 3,887,000 shares
issued and outstanding, respectively	4,102	3,887
Additional paid-in capital	737,592	522,807
Deficit accumulated during the development stage	(923,895)	(402,683)

Total Shareholders’ Equity (Deficit)	(177,201)	(129,011)

Total Liabilities and Shareholders’ Equity	$153,887	$401,370

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2006 and 2005 and
Period from October 17, 2003 (date of inception) through December 31, 2006

	Year ended December 31,	Year ended December 31,	Period from October 17, 2003 (date of inception) through December 31,
	2006	2005	2006

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	48,991	89,801
Officer compensation	70,000	70,000	221,670
Other salaries	35,375	10,750	70,625
Other general and administrative expenses	411,441	97,462	532,839

Total expenses	516,816	227,203	914,935

Loss from operations	(516,816)	(227,203)	(914,935)

Other income (expense)
Interest expense	(4,436)	(4,564)	(9,000)

Loss before provision for income taxes	(521,252)	(231,767)	(923,935)

Provision for income taxes	-	-	-

Net Loss	(521,252)	(231,767)	(923,935)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(521,252)	$(231,767)	$(923,935)

Loss per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.13)	$(0.07)	$(0.25)

Weighted-average number of shares
outstanding - basic and fully diluted	3,992,863	3,546,907	3,654,526

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2006

	Preferred Stock		Common Stock		Additional paid-in	Deficit Accumulated during the development	Stock subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total
Stock issued at formation of
Signet International
Holdings, Inc.	-	$-	100,000	$100	$-	$-	$-	$100
Effect of reverse merger
transaction with Signet
Entertainment Corporation	4,000,000	4,000	3,294,000	3,294	33,416	-	-	40,710
Capital contributed to
support operations	-	-	-	-	3,444	-	-	3,444
Net loss for the period	-	-	-	-	-	(59,424)	-	(59,424)

Balances at
December 31, 2003	4,000,000	4,000	3,394,000	3,394	36,860	(59,424)	-	(15,170)

Common stock sold pursuant
to a private placement	-	-	70,000	70	34,930	-	(35,000)	-
Capital contributed to
support operations	-	-	-	-	20,492	-	-	20,492
Net loss for the year	-	-	-	-	-	(111,492)	-	(111,492)

Balances at
December 31, 2004	4,000,000	4,000	3,464,000	3,464	92,282	(170,916)	(35,000)	(106,170)

Issuance of preferred stock
for services	1,000,000	1,000	-	-	8,519	-	-	9,519
Common stock sold pursuant
to an August 2005 private
placement	-	-	57,000	57	513	-	-	570
Adjustment for stock sold at
less than “fair value”	-	-	-	-	56,430	-	-	56,430
Common stock sold pursuant
to a September 2005 private
placement	-	-	366,000	366	365,634	-	-	366,000
Cost of obtaining capital	-	-	-	-	(10,446)	-	-	(10,446)
Collections on stock
subscription receivable	-	-	-	-	-	-	35,000	35,000
Capital contributed to
support operations	-	-	-	-	9,875	-	-	9,875
Net loss for the period	-	-	-	-	-	(231,767)	-	(231,767)
Balance at
December 31, 2005	5,000,000	$5,000	3,887,000	$3,887	$522,807	$(402,683)		$$129,011

-Continued-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2006

Preferred Stock		Common Stock		Additional paid-in	Deficit Accumulated during the development	Stock subscription
Shares	Amount	Shares	Amount	capital	stage	receivable	Total
Common stock sold pursuant
to a September 2005 private
placement memorandum	-	-	15,000	15	14,985	-	-	15,000

Purchase of treasury stock	-	-	(15,000)	(50)	(49,950)	-	-	(50,000)

Common stock issued for
consulting services	-	-	250,000	250	249,750	-	-	250,000

Net loss for the year	-	-	-	-	-	(521,252)	-	(521,252)
Balance at
December 31, 2006	5,000,000	$5,000	4,102,000	$4,102	$737,592	$(923,935)	-	$(177,241)

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2005 and
Period from October 17, 2003 (date of inception) through December 31, 2006

	Year ended December 31,	Year ended December 31,	Period from October 17, 2003 (date of inception) through December 31,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$(521,252)	$(231,767)	(923,935)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid
with issuance of common stock	-	9,519	50,810
Expenses paid with issuance of common stock	250,000	56,430	306,430
Increase (Decrease) in
Accounts payable - trade	26,543	-	26,543
Accrued liabilities	54,436	9,439	88,375
Accrued officers compensation	67,750	66,750	216,170

Net cash used in operating activities	(122,523)	(89,629)	(235,607)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	90,000	90,000
Repayment of note payable	(90,000)	-	(90,000)
Proceeds from sale of common stock	15,000	401,570	416,089
Cash paid to acquire capital	-	(10,447)	(10,447)
Purchase of treasury stock	(50,000)	-	(50,000)
Capital contributed to support operations	-	9,876	33,812

Net cash (used in) financing activities	(125,000)	490,999	389,454

Increase (Decrease) in Cash	(247,523)	401,370	153,847

Cash at beginning of period	401,370	-	-

Cash at end of period	$153,847	$401,370	$153,847

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$9,000	$-	$9,000
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note A - Organization and Description of Business

Signet International Holdings, Inc. was incorporated on February 2, 2005 in accordance with the Laws of the State of Delaware as 51142, Inc.

On September 8, 2005, pursuant to a Stock Purchase Agreement and Share Exchange (Agreement) by and among Signet International Holdings, Inc. (Signet); Signet Entertainment Corporation (SIG) and the shareholders of SIG (Shareholders) (collectively SIG and the SIG shareholders shall be known as the “SIG Group”), Signet acquired 100.0% of the then issued and outstanding preferred and common stock of SIG for a total of 3,421,000 common shares and 5,000,000 preferred shares of Signet’s stock issued to the SIG Group. Pursuant to the agreement, SIG became a wholly owned subsidiary of Signet.

Signet Entertainment Corporation was incorporated on October 17, 2003 in accordance with the Laws of the State of Florida. SIG was formed to establish a television network “The Gaming and Entertainment Network”.

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $924,000.

Note B - Preparation of Financial Statements

The acquisition of Signet Entertainment Corporation by Signet International Holdings, Inc. effected a change in control of Signet International Holdings, Inc. and is accounted for as a “reverse acquisition” whereby Signet Entertainment Corporation is the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Signet International Holdings, Inc. will reflect the historical financial statements of Signet Entertainment Corporation from it’s inception and the operations of Signet International Holdings, Inc. subsequent to the September 8, 2005 transaction date.

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

The accompanying consolidated financial statements contain the accounts of Signet International Holdings, Inc. and its wholly-owned subsidiary, Signet Entertainment Corporation. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as “Company”.

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
December 31, 2006 and 2005

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note D - Summary of Significant Accounting Policies - Continued

5.	Income Taxes - continued

As of December 31, 2006 and 2005, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At December 31, 2006 and 2005, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Note F - Note Payable

Note payable consists of the following at December 31, 2006 and 2005, respectively:

	December 31.	December 31.
	2006	2005
$90,000 note payable to an individual. Interest at 10.0%.
Principal and accrued interest due at maturity on
July 1, 2006. Collateralized by controlling interest
in the common stock of Signet International Holdings,
Inc. (formerly 51142, Inc.). Note fully funded in July 2005
and paid in full in May 2006	$-	$90,000

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note G - Income Taxes
The components of income tax (benefit) expense each of the years ended December 31, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through December 31, 2006, are as follows:

	Year ended	Year ended	Period from October 17, 2003 (date of inception) through
	December 31,	December 31,	December 31,
	2006	2005	2006
Federal:
Current	$-	$-	$-
Deferred	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
		-	-
Total	$-	$-	$-

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $441,000 for Federal and State income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2006 and 2005 and for the period from October 17, 2003 (date of inception) through December 31, 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended	Period from October 17, 2003 (date of inception) through
	December 31,	December 31,	December 31,
	2006	2005	2006

Statutory rate applied to income before income taxes	$(177,000)	$(78,800)	$(137,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible officers compensation	23,800	23,800	74,600
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	42,500	-	61,700
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	111,500	55,000	700

Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005, respectively:

	December 31,	December 31,
	2006	2005
Deferred tax assets
Net operating loss carryforwards	$150,000	$67,000
Officer compensation deductible when paid	74,600	50,500
Less valuation allowance	(224,600)	(117,500)

Net Deferred Tax Asset	$-	$-

Note H - Preferred Stock

On March 14, 2007, the Company formally designated a series of Super Preferred Stock of the Company’s 50,000,000 authorized shares of the capital preferred stock of the Corporation. The designated Series A Convertible Super Preferred Stock (the "Series A Super Preferred Stock"), to consist of 5,000,00 shares, par value $.001 per share, which shall have the following preferences, powers, designations and other special rights:

Voting:
Holders of the Series A Super Preferred Stock shall have ten votes per share held on all matters submitted to the shareholders of the Company for a vote thereon. Each holder of these shares shall have the option to appoint two additional members to the Board of Directors. Each share shall be convertible into ten (10) shares of common stock.

Dividends:
The holders of Series A Super Preferred Stock shall be entitled to receive dividends or distributions on a pro rata basis with the holders of common stock when and if declared by the Board of Directors of the Company. Dividends shall not be cumulative. No dividends or distributions shall be declared or paid or set apart for payment on the Common Stock in any calendar year unless dividends or distributions on the Series A Preferred Stock for such calendar year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest.

Liquidation
Preference
Upon the liquidation, dissolution and winding up of the Company, whether voluntary or involuntary, the holders of the Series A Super Preferred Stock then outstanding shall be entitled to, on a pro-rata basis with the holders of common stock, distributions of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders.

The Board of Directors has the authority, without further action by the shareholders, to issue, from time to time, preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

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

Concurrent with the reverse merger transaction, these shareholders exchanged their Signet Entertainment Corporation preferred stock for equivalent shares of Signet International Holdings, Inc. Series A Super Preferred stock, as described above.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering. This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000. The common shares will be offered through the Company’s officers and directors on a best-efforts basis. The minimum investment is $1,000, however, the Company might, at it’s sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company’s management. Through December 31, 2006, the Company has sold an aggregate 381,000 shares for gross proceeds of $381,000 under this Memorandum.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note J - Commitments - Continued

Leased office space - continued

For the respective years ended December 31, 2006 and 2005, the Company paid an aggregate of $34,755 and $16,738 for rent under these agreements.

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
December 31, 2006 and 2005

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

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SIGNET INTERNATIONAL HOLDINGS, INC.

By:	/s/ Ernest W. Letiziano
ERNEST W. LETIZIANO
Chief Executive Officer Chief Financial Officer

Dated:	March 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ernest W. Letiziano Ernest W. Letiziano	Chief Executive Officer Chief Financial Officer, and Director	March 26, 2007