Form 10QSB
period 2007-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-05-14
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 12, 2007: 4,102,000

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

Signet International Holdings, Inc.

Form 10-QSB for the Quarter ended March 31, 2007

Item 1
Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
March 31, 2007 and 2006

(Unaudited)
	March 31,	March 31,
	2007	2006

ASSETS
Current Assets
Cash in bank	$121,569	$354,512

Total Assets	$121,569	$354,512

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$-	$90,000
Accounts payable - trade	17,260	8,800
Other accrued liabilities	95,125	40,125
Accrued officer compensation	251,170	165,920

Total Current Liabilities	363,555	311,628

Commitments and Contingencies
Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value
100,000,000 shares authorized.
4,102,000 and 3,902,000 shares
issued and outstanding, respectively	4,102	3,902
Additional paid-in capital	737,592	537,792
Deficit accumulated during the development stage	(988,680)	(453,810)
	(241,986)	92,884
Treasury stock - at cost (50,000 shares)	-	(50,000)

Total Shareholders’ Equity (Deficit)	(241,986)	42,884

Total Liabilities and Shareholders’ Equity	$121,569	$354,512

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Three months ended March 31, 2007 and 2006 and
Period from October 17, 2003 (date of inception) through March 31, 2007

(Unaudited)

			Period from
			17-Oct-03
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2007	2006	2007

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	35,000	17,500	256,670
Other salaries	4,500	9,000	75,125
Other general and administrative expenses	25,285	22,408	376,654
“Compensation expense” related to sale
of common stock at less than “fair value”	-	-	181,430

Total Expenses	64,785	48,908	979,680

Loss from Operations	(64,785)	(48,908)	(979,680)

Other Expense
Interest expense	-	(2,219)	(9,000)

Loss before Provision for Income Taxes	(64,785)	(51,127)	(988,680)

Provision for Income Taxes	-	-	-

Net Loss	(64,785)	(51,127)	(988,680)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(64,785)	$(51,127)	$(988,680)

Loss per weighted-average share
of common stock outstanding,
computed on Net Loss -
basic and fully diluted	$(0.02)	$(0.01)	$(0.27)

Weighted-average number of shares
of common stock outstanding	4,102,000	3,887,167	3,686,437

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Three months ended March 31, 2007 and 2006 and
Period from October 17, 2003 (date of inception) through March 31, 2007

(Unaudited)
			Period from
			17-Oct-03
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2007	2006	2007
Cash Flows from Operating Activities
Net Loss	$(64,785)	$(51,127)	$(988,680)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance
of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	125,000
“Compensation expense” related
to sale of common stock at
less than “fair value”	-	-	181,430
Increase (Decrease) in
Accounts payable - trade	(9,283)	8,800	17,260
Accrued liabilities	6,790	10,750	95,125
Accrued interest payable	-	2,219	-
Accrued officers compensation	35,000	17,500	251,170
Net cash used in operating activities	(32,278)	(11,858)	(267,885)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	90,000
Cash paid to retire note payable	-	-	(90,000)
Cash proceeds from sale of common stock	-	15,000	416,089
Purchase of treasury stock	-	(50,000)	(50,000)
Cash paid to acquire capital	-	-	(10,447)
Capital contributed to support operations	-	-	33,812

Net cash provided by financing activities	-	(35,000)	389,454

Increase (Decrease) in Cash and Cash Equivalents	(32,278)	(46,858)	121,569

Cash and cash equivalents at beginning of period	153,847	401,370	-

Cash and cash equivalents at end of period	$121,569	$354,512	$121,569

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid (refunded)	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2006.

The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2007 and 2006

Note B - Preparation of Financial Statements - Continued

The accompanying consolidated financial statements contain the accounts of Signet International Holdings, Inc. and its wholly-owned subsidiary, Signet Entertainment Corporation. All significant intercompany transactions have been eliminated. The consolidated entities are collectively referred to as “Company”.

Note C - Going Concern Uncertainty

The Company remains in the process of implementing it’s business plan, which will require the raising of additional capital. As such, the Company is considered to be a development stage company.

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
March 31, 2007 and 2006

Note D - Summary of Significant Accounting Policies - Continued

4.

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

5.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of March 31, 2007 and 2006, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At March 31, 2007 and 2006, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2007 and 2006

Note F - Note Payable

Note payable consists of the following at March 31, 2007 and 2006, respectively:

	March 31,	March 31,
	2007	2006
$90,000 note payable to an individual. Interest at 10.0%.
Principal and accrued interest due at maturity on
July 1, 2006. Collateralized by controlling interest
in the common stock of Signet International Holdings,
Inc. (formerly 51142, Inc.). Note fully funded in July 2005
and paid in full in May 2006.	$-	$90,000

Note G - Income Taxes

The components of income tax (benefit) expense each of the three month periods ended March 31, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through March 31, 2007, are as follows:

Period from
17-Oct-03
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2007	2006	2007
Federal:
Current	$-	$-	$-
Deferred	-	-	-
		-	-
State:
Current	-	-	-
Deferred	-	-	-
		-	-

Total	$-	$-	$-

As of March 31, 2007, the Company has a net operating loss carryforward of approximately $486,000 for Federal and State income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
March 31, 2007 and 2006

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through March 31, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			17-Oct-03
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2007	2006	2007

Statutory rate applied to income before income taxes	$(22,000)	$(17,400)	$(336,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Timing of deductions for accrued compensation	13,400	9,000	109,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	61,700
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	8,600	8,400	165,300

Income tax expense	$-	$-	$

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards, statutory deferrals of accrued compensation and non-cash expense charges for securities issued/sold at less than “fair value” give rise to deferred tax assets and liabilities as of March 31, 2007 and 2006, respectively:

	March 31,	March 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$165,500	$85,300
Timing of deductions for accrued compensation	85,600	69,000
Less valuation allowance	(251,100)	(154,300)

Net Deferred Tax Asset	$-	$

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
March 31, 2007 and 2006

Note H - Preferred Stock - Continued

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
March 31, 2007 and 2006

Note I - Common Stock Transactions - Continued

On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering. This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000. The common shares will be offered through the Company’s officers and directors on a best-efforts basis. The minimum investment is $1,000, however, the Company might, at it’s sole discretion, accept subscriptions for lesser amounts. Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company’s management. Through March 31, 2007, the Company has sold an aggregate 381,000 shares for gross proceeds of $381,000 under this Memorandum.

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

The Company also reimburses two non-executive personnel and one executive officer for the use of their personal home offices, which are not exclusive to the Company’s business, at approximately $250 per month. These agreements are on a month-to-month basis.

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
March 31, 2007 and 2006

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
March 31, 2007 and 2006

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

Broadcast Property Acquisition

On April 13, 2006, Signet executed a Letter of Agreement to Purchase with Freehawk Productions, Inc. whereby Signet was to acquire 20 original one-half hour screenplays and four (4) additional episodes per screenplay for a total of 100 separate broadcast properties to be delivered over a 36-month period, commencing April 13, 2006. The agreed-upon purchase price for the total 20 one half-hour ready-to-air shows and the accompanying supplemental 80 one half- hour ready-to-air episodes was $3,000,000.00. This transaction was to include all of the rights, title and privileges related to the ownership of said broadcast properties. On August 19, 2006, by mutual agreement, Signet and Freehawk rescinded this Agreement.

On April 20, 2007, the Company entered into a new purchase agreement with Freehawk for 100% of the rights to 21 television series to be produced by Freehawk exclusively for Signet. The total consideration to paid by the Company for these rights will be 320,000 shares of restricted, unregistered common stock and a $50,000 promissory note.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(2) Results of Operations, Liquidity and Capital Resources or Plan of Operation

Period ended March 31, 2007 and 2006

We had no revenue for either of the respective three months ended March 31, 2007 and 2006, respectively.

General and administrative expenses for the three months ended March 31, 2007 and 2006 were approximately $25,300 and $22,400, respectively. These costs relate principally to the maintenance of our corporate offices and the implementation of our business plan.

For the three months ended March 31, 2007 and 2006, we accrued compensation to our chief executive officer, Ernie Letiziano of $17,500 for each respective three month period. Effective January 1, 2007, we engaged the services of and commenced the accrual of executive compensation of $17,500 per quarter to Thomas Donaldson for his role in implementing the Company’s business plan for future growth and/or acquisitions in the broadcast marketplace.

Our net loss for the three months ended March 31, 2007 and 206, respectively was approximately $(65,000) and $(51,000). Our earnings per share for the respective quarters ended March 31, 2007 and 2006 was approximately $(0.02) and $(0.01) based on the respective weighted-average shares issued and outstanding at the end of each quarter.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2007 and 2006, respectively, the Company had working capital of approximately $9,200 and 215,500, exclusive of accrued officer compensation. Both Mr. Letiziano and Mr. Donaldson have both agreed to defer payment of their accrued compensation until such time that we have adequate cash flows to service these obligations without undue hardship to our operations and expansion plans.

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

Plan of Operations

In March 2007, upon the approval of our equity securities for trading on the Over the Counter Bulletin Board, we began implementation of that part of our business plan relating to the acquisition of LPTV stations by offering Sale & Share Exchange Contracts with the LPTV Stations. Although we have had no revenues generated to date, we expect to realize revenues from operations of the LPTV stations once agreements are finalized and executed and we take control of an LPTV Stations. Ernest Letiziano, our sole officer, director will not relinquish control of the company to any of the acquired LPTV stations resulting from any of the agreement. In addition, since the acquisition of the LPTV stations will be based upon issuing our stock in exchange for the LPTV station’s stock, we will incur no cash expenditures other than incidental expenses such as telephone, travel and general and administrative expenses. These expenses that we will incur related to the LPTV acquisition have been anticipated and are part of our monthly expenses in the total amount of $10,500.00 per month as set forth below. The funds provided for the monthly expenses, including the expenses for acquisition of the LPTV stations, came from the issuance of shares raised by us in our private placement which commenced in September 2005 and was completed in January 2006. Our cash flow requirements of $10,500.00 per month will be accommodated adequately by our current cash balance of $170,947. The first three months of Calendar 2007 have required the use of approximately $32,000 in operating cash , which we believe to be on target for our current and previously disclosed projections. We anticipate that our cash requirements will remain fairly consistent until such time that we complete an acquisition or acquisitions of operating broadcast properties. We do not anticipate significant expenses for the negotiating and finalizing of the agreements since we will undertake the due diligence ourselves and do not have to incur travel expenses to visit the stations. In addition, we have already anticipated these expenses as part of monthly budget.

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

Concurrent with our acquiring other LPTV stations for stock during 2007 we intend to seek additional equity or debt financing. To date we have been able to raise funds in two funding rounds through both debt and equity offerings. We anticipate that the funds we secure from our next round of financing will enable us to purchase additional LPTV stations, some with a cash consideration, and provide additional working capital to enable us to possibly acquire some stations making losses, purchase programming and initiate Triple Play Media operations. Cash costs for this phase of our plan will include: $25,000 related to the funding round plus up to $30 million to support the acquisitions of more LPTV stations, plus up to $15 million to support Triple Play. This phase of our plan will continue throughout 2007. Currently, we have no specific plans to raise additional financing and we do not have any specific source(s) of such potential financing. However, since our shares were approved for trading, we have begun negotiations with several potential funding sources to assist with the acquisitions of the stations. To date we have no agreements or understandings in place for this funding.

We waited until our Registration Statement on Form SB-2 was declared effective to commence negotiating in earnest with at least one LPTV station. In previous periods, we began to identify target LPTV station(s). We continue to use the online site, www.LPTV.com, to identify stations that are for sale. We have, to date, identified various station(s) that we plan to approach in order to initiate acquisition negotiations. Our selection criteria is principally focused on station(s) that are currently available for sale, have a potential audience of at least 550,000 TV households, are rated Class A, and are located, in our opinion, in a growing market. As stated above, we have identified several stations or groups of stations under common control; however, we have only started preliminary contacts to commence negotiations or discussions. Based upon our review of the marketplace, we believe that we will be able to take the following steps to effectuate the acquisition of LPTV stations in the time periods set forth below. However, the time periods set forth below are only based upon our estimates and may or may not be completed as anticipated due to the variances in the time it takes to complete the necessary negotiations and/or consummating business transactions in the current business climate in the United States and the ultimate willingness of the sellers to consummate the transaction(s).

1.
Building upon our activities which started in the 4th quarter of 2006, we continue the targeting and acquisition process of reviewing those markets of dominant influence (the ratings of TV households in each market.). We expect the expenses for our review of the markets to be limited to the time spent by Mr. Letiziano, our sole officer and director. We anticipate that any additional expenses will be under $1,000 can be paid from our current cash in hand.

2.
During 2007, we will continue to identify and contact the selected LPTV stations that are currently operating at a profit and in good standing with the FCC. We expect the expenses for same to be to be limited to the time spent by Mr. Letiziano, our sole officer and director. We anticipate that any additional expenses will be under $1,000 and will be paid from our current cash in hand.

3.
After identification of appropriate stations, we will then initiate contact with the LPTV station owner and legal counsel and negotiate to sign non-circumvention agreements and Letters of Intent. Upon execution of a letter of intent we will perform due diligence which will include the review of financial statements, customer base, survey of equipment and the review of compliance with FCC regulations researched through public records. We will only identify and commence negotiations at such time as our registration statement is declared effective by the SEC. Since our arrangements will be based upon a share exchange contract, we will not incur any cash expenses other than those incidental expenses already budgeted in our monthly expenses. We will not need to travel to undertake our due diligence and intend to have the due diligence completed and reviewed by Mr. Letiziano. Based upon same we do not expect the expenses for the due diligence and negotiations to be more than $1,000 and will be paid from our current cash in hand.

4.
At the present time, we anticipate to have negotiated and finalized an agreement to purchase at least one LPTV station and file though FCC counsel applications for approval from the FCC to operate the target LPTV station(s) by the middle of Calendar 2007. The approval period takes from 60-90 days. We expect the expenses, which shall include legal fees and application fees to be less than $5,000 and will be paid from our current cash on hand.

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

To date, we continue to primarily identify target stations by searching the Internet. The name and call letters of these stations are posted on various web sites. Our intention is to finance payment of these stations by issuing the sellers common stock as well cash payments to be negotiated. We can not be certain that any of the stations will agree to a purchase and/or share exchange arrangement. Since our research and contacts will be made through our office, we do not expect to incur any additional expenses other than the normal general and administrative expenses presently being paid.

We believe we can satisfy our cash requirements for our operations over the next twelve months with our current cash reserves. We anticipate that our operational and general and administrative expenses will approximate $126,000 on an annual basis, based on the acquisition of one LPTV station. Management currently anticipates that we will be able to cover these expenses with our current cash reserves of approximately $121,700 as of March 31, 2007. The components that went into our determination of required on going expenses include the following monthly estimated cash requirements:

Accounting fees	$2,000
Legal fees	3,500
General and administrative expenses	2,500
Travel and station survey expenses	1,500
Other miscellaneous	1,000

Total	$10,500

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

There will be no costs associated with Big Vision until services have been provided by Big Vision at which time we will be generating revenues to cover these costs. Until such time we receive additional financing and proceed with our businessplan, we have no other contractually obligated expenses. We cannot assure investors that we will be able to raise sufficient capital. In the absence of additional funding, we may not be able to purchase some of the stations we have identified. Even without significant new funding later this year or early 2007, we still anticipate being able to acquire some profitable LPTV stations for stock and consolidate both their revenues and earnings.

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

Item 3 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U. S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b) Changes in Internal Controls

During the quarter ended March 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

From time to time, as we acquire operating properties, we may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although, to date, there have been no such proceedings, we do not anticipate that any future proceedings, either individually or in the aggregate, will become material to our business or be likely to result in a material adverse effect on our future operating results, financial condition, or cash flows.

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

Signet International Holdings, Inc.

Dated: May 14, 2007 /s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director