Form 10QSB
period 2007-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-07-31
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

July 30, 2007: 4,492,462

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

Signet International Holdings, Inc.

Form 1 0-QSB for the Quarter ended June 30, 2007

Item 1
Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
June 30, 2007 and 2006

(Unaudited)

ASSETS

	June 30, 2007	June 30, 2006
Current Assets
Cash in bank	$100,777	$204,229
Total Current Assets	100,777	204,229

Other Assets
Broadcast and intellectual properties, net of accumulated amortization of $-0-	4,007,249	-

Total Assets	$4,108,026	$204,229
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$24,220	$11,909
Other accrued liabilities	110,875	90,337
Accrued officer compensation	286,170	182,418
Total Current Liabilities	421,265	284,664

Long-Term Liabilities
Contracts payable on broadcast properties and intellectual properties	75,000	-
Total Liabilities	496,265	284,664

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value 50,000,000 shares authorized 5,000,000 issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value 100,000,000 shares authorized. 4,492,462 and 4,102,000 shares issued and outstanding, respectively	4,492	4,102
Additional paid-in capital	4,676,251	737,592
Deficit accumulated during the development stage	(1,073,982)	(827,129)

Total Shareholders’ Equity (Deficit)	3,611,761	(80,435)

Total Liabilities and Shareholders’ Equity	$4,108,026	$204,229

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2007 and 2006 and
Period from October 17, 2003 (date of inception) through June 30, 2005

(Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006	Three months ended June 30, 2007	Three months ended June 30, 2006	Period from October 17, 2003 (date of inception) through June 30, 2007
Revenues	$-	$-	$-	$-	$-

Expenses
Organizational
and formation expenses	-	-	-	-	89,801
Officer compensation	70,000	34,498	35,000	16,998	291,670
Other salaries	17,250	17,375	12,750	8,375	87,875
Other general and
administrative expenses	62,837	368,137	37,552	345,729	597,636
Total Expenses	150,087	420,010	85,302	371,102	1,066,982

Loss from Operations	(150,087)	(420,010)	(85,302)	(371,102)	(1,066,982)

Other Expense
Interest expense	-	(4,436)	-	-	(9,000)

Loss before
Provision for Income Taxes	(150,087)	(424,446)	(85,302)	-371,102	(1,075,982)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(150,087)	(424,446)	(85,302)	(371,102)	(1,075,982)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(150,087)	$(424,446)	$(85,302)	$(371,102)	$(1,075,982)

Loss per weighted-average share
of common stock outstanding,
computed on Net Loss -
basic and fully diluted	$(0.04)	$(0.11)	$(0.02)	$(0.10)	$(0.29)
Weighted-average number of
shares of common stock
outstanding	4,242,743	3,881,917	4,381,939	3,876,890	3,733,215

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Six months ended June 30, 2007 and 2006 and
Period from October 17, 2003 (date of inception) through June 30, 2007

(Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006	Period from October 17, 2003 (date of inception) through June 30, 2007
Cash Flows from Operating Activities
Net Loss	$(150,087)	$(424,446)	$(1,073,982)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	250,000	306,430
Increase (Decrease) in
Accounts payable - trade	(2,323)	11,909	24,220
Accrued liabilities	22,540	56,398	110,875
Accrued officers compensation	70,000	33,998	286,170
Net cash used in operating activities	(59,870)	(72,141)	(295,477)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	90,000
Cash paid to retire note payable	-	(90,000)	(90,000)
Cash proceeds from sale of common stock	6,800	15,000	422,889
Purchase of treasury stock	-	(50,000)	(50,000)
Cash paid to acquire capital	-	-	(10,447)
Capital contributed to support operations	-	-	33,812
Net cash provided by financing activities	6,800	(125,000)	396,254

Increase (Decrease) in Cash and Cash Equivalents	(53,070)	(197,141)	100,777
Cash and cash equivalents at beginning of period	153,847	401,370	-

Cash and cash equivalents at end of period	$100,777	$204,229	$100,777

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$9,000	$9,000	$9,000
Income taxes paid (refunded)	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Acquisition of broadcast and intellectual properties with long-term contracts payable and common stock	$4,007,249	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,074,000.

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
June 30, 2007 and 2006

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

2.     Organization costs

The Company has adopted the provisions of AICPA Statement of Position 9 8-5, “Reporting on the Costs of Start-Up Activities” whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

3.   Research and development expenses

Research and development expenses are charged to operations as incurred.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
June 30, 2007 and 2006

Note D - Summary of Significant Accounting Policies - Continued

4.      Advertising expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

5.     Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of June 30, 2007 and 2006, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At June 30, 2007 and 2006, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
June 30, 2007 and 2006
Note F - Broadcast and Intellectual Properties Contract Payables

On April 20, 2007, the Company entered into a new purchase agreement with Freehawk for 100% of the rights to 21 television series to be produced by Freehawk exclusively for Signet. The total consideration paid by the Company for these rights was 270,000 shares of restricted, unregistered common stock and a $50,000 promissory note. Based on an independent third-party appraisal, the Company valued this transaction at approximately $2,870,625. The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On May 22, 2007, the Company acquired the exclusive television rights to “Tales From The moe.Republic”, by John E. Derhak. This full-length novel is in the process of being published and is currently being sold in an abridged, autographed limited edition through the website www.moerepublic.org. Total consideration paid by the Company for these rights was 113,662 shares of restricted, unregistered common stock and a $25,000 promissory note. Based on an independent third-party appraisal, the Company valued this transaction at approximately $1,136,600. The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Note G - Income Taxes

The components of income tax (benefit) expense each of the six month periods ended June 30, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through June 30, 2007, are as follows:

	Six Months ended	Six Months ended	Period from October 17, 2003 (date of inception) through
	June 30,	June 30,	June 30,
	2007	2006	2007
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
		-	-
Total	$-	$-	$-

As of June 30, 2007, the Company has a net operating loss carryforward of approximately $535,000 for Federal and State income tax purposes.. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
June 30, 2007 and 2006

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through June 30, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:
	Six Months ended	Six Months ended	Period from October 17, 2003 (date of inception) through
	June 30,	June 30,	June 30,
	2007	2006	2007

Statutory rate applied to income before income taxes	$(51,000)	$(144,000)	$(365,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Timing of deductions for accrued compensation	23,800	11,900	97,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	42,500	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	27,200	89,600	206,000

Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards and statutory deferrals of accrued compensation give rise to deferred tax assets and liabilities as of June 30, 2007 and 2006, respectively:

	June 30, 2007	June 30, 2006
Deferred tax assets
Net operating loss carryforwards	$182,000	$114,000
Timing of deductions for accrued compensation	97,000	63,000
Less valuation allowance	(279,000)	(177,000)
Net Deferred Tax Asset	$-	$-

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

Note I - Common Stock Transactions - Continued

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

On April 16, 2007, the Company issued 270,000 shares of unregistered, restricted common stock for the acquisition of certain broadcast and other production rights. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On May 2, 2007, the Company sold, in a private transaction, 6,800 shares of unregistered, restricted common stock at a price of $1.00 per share for cash. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On May 22, 2007, the Company issued 113,662 shares of unregistered, restricted common stock for the acquisition of intellectual properties related to literary works. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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
June 30, 2007 and 2006

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

For the services, Triple Play shall render to Signet, Signet shall pay management fees to Triple Play based upon Triple Play’s gross revenues, as follows: a) 12% of Triple Play’s gross revenues, provided that Triple Play realizes a minimum pre tax net profit of 25%, plus b) 1/2% (one half percent) of Triple Play’s gross revenues for Triple Play’s costs of licenses and permits for international air waves and feeds duties and taxes, satellite transmission links, down links, including earth stations. The fees in a) and b), noted above, shall become due from Signet within 90 days after the close of each calendar year based on a determination by independently prepared Certified Public Accountants’ reports. These reports will account for advances Signet has made.

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
June 30, 2007 and 2006

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

(2)  Results of Operations, Liquidity and Capital Resources or Plan of Operation

Period ended June 30, 2007 compared to June 30, 2006

We had no revenue for either of the respective six months ended June 30, 2007 and 2006, respectively.

General and administrative expenses for the six months ended June 30, 2007 and 2006 were approximately $150,000 and $420,000, respectively. These costs relate principally to the maintenance of our corporate offices and the implementation of our business plan.

For the six and three months ended June 30, 2007 and 2006, we accrued compensation to our chief executive officer, Ernie Letiziano of $35,000 ($17,500 for each respective three month period). Effective January 1, 2007, we engaged the services of and commenced the accrual of executive compensation of $17,500 per quarter to Thomas Donaldson for his role in implementing the Company’s business plan for future growth and/or acquisitions in the broadcast marketplace.

Our net loss for the six months ended June 30, 2007 and 2006, respectively was approximately $(1 50,000) and $(420,000) Our earnings per share for the respective quarters ended June 30, 2007 and 2006 was approximately $(0.04) and $(0. 11) based on the respective weighted-average shares issued and outstanding at the end of each quarter.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At June 30, 2007 and 2006, respectively, the Company had working capital of approximately $(34,300) and $102,000, exclusive of accrued officer compensation. Both Mr. Letiziano and Mr. Donaldson have both agreed to defer payment of their accrued compensation until such time that we have adequate cash flows to service these obligations without undue hardship to our operations and expansion plans.

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

Plan of Operations

In March 2007, upon the approval of our equity securities for trading on the Over the Counter Bulletin Board, we began implementation of that part of our business plan relating to the acquisition of LPTV stations by offering Sale & Share Exchange Contracts with the LPTV Stations. Although we have had no revenues generated to date, we expect to realize revenues from operations of the LPTV stations once agreements are finalized and executed and we take control of an LPTV station. Ernest Letiziano, our sole officer, director will not relinquish control of the Company to any of the acquired LPTV stations resulting from any of the agreement. In addition, since the acquisition of the LPTV stations will be based upon issuing our stock in exchange for the LPTV station’s stock, we will incur no cash expenditures other than incidental expenses such as telephone, travel and general and administrative expenses. These expenses that we will incur related to the LPTV acquisition have been anticipated and are part of our monthly expenses in the total amount of $10,500 per month as set forth below. The funds provided for the monthly expenses, including the expenses for acquisition of the LPTV stations, came from the issuance of shares raised by us in our private placement which commenced in September 2005 and was completed in January 2006. Our cash flow requirements of $10,500 per month will be accommodated adequately by our current cash balance of $ 100,777. The first six months of  2007 have required the use of approximately $59,800 in operating cash, which we believe to be on target for our current and previously disclosed projections. We anticipate that our cash requirements will remain fairly consistent until such time that we complete an acquisition or acquisitions of operating broadcast properties. We do not anticipate significant expenses for the negotiating and finalizing of the agreements since we will undertake the due diligence ourselves and do not have to incur travel expenses to visit the stations. In addition, we have already anticipated these expenses as part of monthly budget.

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

Concurrent with our acquiring other LPTV stations for stock during 2007, we intend to seek additional equity or debt financing. To date we have been able to raise funds in two funding rounds through both debt and equity offerings. We anticipate that the funds we secure from our next round of financing will enable us to purchase additional LPTV stations, some with a cash consideration, and provide additional working capital to enable us to possibly acquire some stations making losses, purchase programming and initiate Triple Play Media operations. Cash costs for this phase of our plan will include: $25,000 related to the funding round plus up to $30 million to support the acquisitions of more LPTV stations, plus up to $15 million to support Triple Play. This phase of our plan will continue throughout 2007. Currently, we have no specific plans to raise additional financing and we do not have any specific source(s) of such potential financing. However, since our shares were approved for trading, we have begun negotiations with several potential funding sources to assist with the acquisitions of the stations. To date, we have no agreements or understandings in place for this funding.

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

2.
During 2007, we have continues to identify and contact the selected LPTV stations that are currently operating at a profit and in good standing with the FCC. We expect the expenses for same to be to be limited to the time spent by Mr. Letiziano, our sole officer and director. We anticipate that any additional expenses will be under $1,000 and will be paid from our current cash in hand.

3.
After identification of appropriate stations, we have initiated contact with some  LPTV station owners and legal counsel and have negotiatedand sign non-circumvention agreements and Letters of Intent. Upon execution of a letter of intent we have commenced our  due diligence which  includes the review of financial statements, customer base, survey of equipment and the review of compliance with FCC regulations researched through public records. Since our arrangements will be based upon a share exchange contract, we will not incur any cash expenses other than those incidental expenses already budgeted in our monthly expenses. We will not need to travel to undertake our due diligence and intend to have the due diligence completed and reviewed by Mr. Letiziano. Based upon same we do not expect the expenses for the due diligence and negotiations to be more than $1,000 and will be paid from our current cash in hand.

4.
At the present time, we anticipate to have negotiated and finalized an agreement to purchase at least one LPTV station and file though FCC counsel applications for approval from the FCC to operate the target LPTV station(s) by the end of the third quarter 2007. The approval period takes from 60-90 days. We expect the expenses, which shall include legal fees and application fees to be less than $5,000 and will be paid from our current cash on hand.

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

We believe we can satisfy our cash requirements for our operations over the next twelve months with our current cash reserves. We anticipate that our operational and general and administrative expenses will approximate $126,000 on an annual basis, based on the acquisition of one LPTV station. Management currently anticipates that we will be able to cover these expenses with our current remaining cash reserves of approximately $100,777 as of June 30, 2007. The components that went into our determination of required on going expenses include the following monthly estimated cash requirements:

Accounting Fees	$2,000
Legal fees	3,500
General and administrative expenses	2,500
Travel and station survey expenses	1,500
Other miscellaneous	1,000

Total	$10,500

As set forth above, this monthly outlay does not include the costs of operating the LPTV stations. We are unsure of the expenses for operating the stations since we have not commenced our due diligence on any specific station. However, in the event that the stations do not generate the anticipates revenues then we will pay the fees and expenses from our current cash on hand or will rely on shareholder loans to cover such costs until the station generates sufficient revenues or until we can obtain additional debt or equity financing. The fees and expenses for the due diligence, negotiations and expenses for the additional stations will be paid from current cash on hand, revenues or stockholder loans.

There will be no costs associated with the Big Vision contract/agreement until services have been provided by Big Vision at which time we will be generating revenues to cover these costs. Until such time we receive additional financing and proceed with our business plan, we have no other contractually obligated expenses. We cannot assure investors that we will be able to raise sufficient capital. In the absence of additional funding, we may not be able to purchase some of the stations we have identified. Even without significant new funding later this year or early 2008, we still anticipate being able to acquire some profitable LPTV stations for stock and consolidate both their revenues and earnings.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent funding rounds may vary significantly depending upon the exact amount of funds raised and status of the implementation of our business plan when these funds are raised.

Apart from building the board of directors and employees of LPTV stations we acquire as subsidiaries, we do not expect any significant changes in the number of employees.

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

Our significant accounting policies are summarized in Note D in our accompanying financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-1 5 and 1 5d-1 5 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b) Changes in Internal Controls

During the quarter ended June 30, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On April 16, 2007, the Company issued 270,000 shares of unregistered, restricted common stock for the acquisition of certain broadcast and other production rights. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On May 2, 2007, the Company sold, in a private transaction, 6,800 shares of unregistered, restricted common stock at a price of $1.00 per share for cash. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction. The net remaining proceeds of above transactions remain in the Company’s bank accounts as of June 30, 2006 and are to be used in future periods for working capital purposes.

On May 22, 2007, the Company issued 113,662 shares of unregistered, restricted common stock for the acquisition of intellectual properties related to literary works. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

Signet International Holdings, Inc.

Dated: July 31, 2007	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director