Form 10QSB
period 2007-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2007-10-26
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(Mark one)
☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

YES ☑ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

October 26, 2007: 4,504,962

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

Signet International Holdings, Inc.

Form 1 0-QSB for the Quarter ended June 30, 2007

Item 1
Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
September 30, 2007 and 2006

(Unaudited)

	September 30,	September 30,
	2007	2006
ASSETS
Current Assets
Cash in bank	$73,417	$170,947
Total Current Assets	73,417	170,947

Other Assets
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	-

Total Assets	$4,080,666	$170,947

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$7,378	$12,877
Other accrued liabilities	120,875	102,337
Accrued officer compensation	321,170	199,920
Total Current Liabilities	449,423	315,134

Long-Term Liabilities
Contracts payable on broadcast properties
and intellectual properties	75,000	-
Total Liabilities	524,423	315,134

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value
100,000,000 shares authorized.
4,504,962 and 4,102,000 shares
issued and outstanding, respectively	4,505	4,102
Additional paid-in capital	4,688,738	737,592
Deficit accumulated during the development stage	(1,142,000)	(890,881)

Total Shareholders’ Equity (Deficit)	3,556,243	(144,187)

Total Liabilities and Shareholders’ Equity	$4,080,666	$170,947

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2007 and 2006 and
Period from October 17, 2003 (date of inception) through September 30, 2007

(Unaudited)

					Period from
					October 17, 2003
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
Revenues	$-	$-	$-	$-	$-

Expenses
Organizational
and formation expenses	-	-	-	-	89,801
Officer compensation	105,000	52,500	35,000	17,500	326,670
Other salaries	24,250	26,375	7,000	9,502	94,875
Other general and
administrative expenses	88,855	404,887	26,018	36,751	621,654
Total Expenses	218,105	483,762	68,018	63,753	1,133,000

Loss from Operations	(218,105)	(483,762)	(68,018)	(63,753)	(1,133,000)

Other Expense
Interest expense	-	(4,436)	-	-	(9,000)

Loss before
Provision for Income Taxes	(218,105)	(488,198)	(68,018)	(63,753)	(1,142,000)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(218,105)	(488,198)	(68,018)	(63,753)	(1,142,000)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(218,105)	$(488,198)	$(68,018)	$(63,753)	$(1,142,000)

Loss per weighted-average share
of common stock outstanding,
computed on Net Loss -
basic and fully diluted	$(0.05)	$(0.12)	$(0.02)	$(0.02)	$(0.30)

Weighted-average number of
shares of common stock
outstanding	4,328,363	3,956,084	4,496,810	4,102,000	3,781,832

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and 2006 and
Period from October 17, 2003 (date of inception) through September 30, 2007

(Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Period from October 17, 2003 (date of inception) through September 30, 2007
Cash Flows from Operating Activities
Net Loss	$(218,105)	$(488,198)	$(1,142,000)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	250,000	306,430
Increase (Decrease) in
Accounts payable - trade	(19,165)	12,877	7,378
Accrued liabilities	32,540	68,398	120,875
Accrued officers compensation	105,000	51,500	321,170
Net cash used in operating activities	(99,730)	(105,423)	(335,337)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	90,000
Cash paid to retire note payable	-	(90,000)	(90,000)
Cash proceeds from sale of common stock	19,300	15,000	435,389
Purchase of treasury stock	-	(50,000)	(50,000)
Cash paid to acquire capital	-	-	(10,447)
Capital contributed to support operations	-	-	33,812
Net cash provided by financing activities	19,300	(125,000)	408,754

Increase (Decrease) in Cash and Cash Equivalents	(80,430)	(230,423)	73,417
Cash and cash equivalents at beginning of period	153,847	401,370	-

Cash and cash equivalents at end of period	$73,417	$170,947	$73,417

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$9,000
Income taxes paid (refunded)	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Acquisition of broadcast and intellectual properties with long-term contracts payable and common stock	$4,007,249	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
September 30, 2007 and 2006

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,142,000.

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
September 30, 2007 and 2006

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
September 30, 2007 and 2006

Note D - Summary of Significant Accounting Policies - Continued

4.	Advertising expenses

The Company does not utilize direct solicitation advertising.  All other advertising and marketing expenses are charged to operations as incurred.

5.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of September 30, 2007 and 2006, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At September 30, 2007 and 2006, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
September 30, 2007 and 2006

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

Note G - Income Taxes

The components of income tax (benefit) expense each of the nine month periods ended September 30, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through September 30, 2007, are as follows:

	Nine Months ended	Nine Months ended	Period from October 17, 2003 (date of inception) through
	September 30,	September 30,	September 30,
	2007	2006	2007
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
		-	-
Total	$-	$-	$-

As of September 30, 2007, the Company has a net operating loss carryforward of approximately $639,000 for Federal and State income tax purposes..  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2007 and 2006
Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through September 30, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine Months ended	Nine Months ended	Period from October 17, 2003 (date of inception) through
	September 30,	September 30,	September 30,
	2007	2006	2007

Statutory rate applied to income before income taxes	$(74,000)	$(166,000)	$(388,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Timing of deductions for accrued compensation	49,000	18,000	143,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	43,000	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	25,000	105,000	183,000

Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards and statutory deferrals of accrued compensation give rise to deferred tax assets and liabilities as of September 30, 2007 and 2006, respectively:

	September 30, 2007	September 30, 2006
Deferred tax assets
Net operating loss carryforwards	$217,000	$119,000
Timing of deductions for accrued compensation	143,000	69,000
Less valuation allowance	(360,000)	(188,000)
Net Deferred Tax Asset	$-	$-

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

Voting:Holders of the Series A Super Preferred Stock shall have ten votes per share held on all matters submitted to the shareholders of the Company for a vote thereon.  Each holder of these shares shall have the option to appoint two additional members to the Board of Directors.  Each share shall be convertible into ten (10) shares of common stock.

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
September 30, 2007 and 2006

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
September 30, 2007 and 2006

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

On August 30, 2007, the Company sold, in a private transaction, 12,500 shares of unregistered, restricted common stock at a price of $1.00 per share for cash.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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
September 30, 2007 and 2006

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
September 30, 2007 and 2006

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

(2)         Results of Operations, Liquidity and Capital Resources or Plan of Operation

Period ended September 30, 2007 compared to September 30, 2006

We had no revenue for either of the respective nine or three month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses for the nine months ended September 30, 2007 and 2006 were approximately $218,000 and $295,000, respectively. These costs relate principally to the maintenance of our corporate offices and the implementation of our business plan.

For the nine and three months ended September 30, 2007 and 2006, we accrued compensation to our chief executive officer, Ernie Letiziano of $52,500 ($17,500 for each respective three month period).  Effective January 1, 2007, we engaged the services of and commenced the accrual of executive compensation of $17,500 per quarter to Thomas Donaldson for his role in implementing the Company’s business plan for future growth and/or acquisitions in the broadcast marketplace.

Our net loss for the nine months ended September 30, 2007 and 2006, respectively was approximately $(218,000) and $(424,000).  Our earnings per share for the respective quarters ended September 30, 2007 and 2006 was approximately $(0.05) and $(0.12) based on the respective weighted-average shares issued and outstanding at the end of each quarter.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2007 and 2006, respectively, the Company had working capital of approximately $(55,000) and $56,000, exclusive of accrued officer compensation.  Both Mr. Letiziano and Mr. Donaldson have both agreed to defer payment of their accrued compensation until such time that we have adequate cash flows to service these obligations without undue hardship to our operations and expansion plans.

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

Plan of Operations

In March 2007, upon the approval of our equity securities for trading on the Over the Counter Bulletin Board, we began implementation of that part of our business plan relating to the acquisition of LPTV stations by offering Sale & Share Exchange Contracts with the LPTV Stations.  Although we have had no revenues generated to date, we expect to realize revenues from operations of the LPTV stations once agreements are finalized and executed and we take control of an LPTV station.  Our intention is to not relinquish control of the Company to any of the acquired LPTV stations resulting from any future acquisition agreement.  In addition, since the acquisition of the LPTV stations will be based upon issuing our stock in exchange for the LPTV station’s stock, we will incur no cash expenditures other than incidental expenses such as telephone, travel and general and administrative expenses.  The anticipated expenses that we will incur related to any LPTV acquisition have been budgeted for as a component of our monthly expenses in the total amount of $10,500.00 per month as set forth below.  The funds provided for the monthly expenses, including the expenses for acquisition of the LPTV stations, came from the issuance of shares raised by us in our private placement which commenced in September 2005, which was completed in January 2006, and subsequent individual private placements of our common stock.  Our cash flow requirements of $10,500.00 per month are anticipated to be accommodated adequately by our September 30, 2007 cash balance of approximately $73,000.  The first nine months of Calendar 2007 have required the use of approximately $100,000, inclusive of unanticipated legal fees of approximately $15,000 in the third quarter of 2007.  We believe that we are on target for our current and previously disclosed projections.  We anticipate that our cash requirements will remain fairly consistent until such time that we complete an acquisition or acquisitions of operating broadcast properties.  We do not anticipate significant expenses for the negotiating and finalizing of the agreements since we will undertake the due diligence ourselves and do not have to incur travel expenses to visit the stations.  In addition, we have already anticipated these expenses as part of monthly budget.

It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  Although we have verbal assurances from Mr. Letiziano that he will provide such interim working capital, there is no legal obligation for either management or significant stockholders to provide additional future funding.  We may raise additional funds through additional public offerings of equity, securities convertible into equity or debt, private offerings of securities.

Concurrent with our anticipation of acquiring  LPTV stations for stock during 2007, we intend to seek additional equity or debt financing.  To date, we have been able to raise funds in four funding rounds through both debt and equity offerings.

We anticipate that the funds we secure from our next round of financing will enable us to acquire our initial LPTV stations, some with a cash consideration, and provide additional working capital to enable us to possibly acquire some stations making losses, purchase programming and initiate Triple Play Media operations.  Cash costs for this phase of our plan will include: $25,000 related to the funding round plus up to $30 million to support the acquisitions of more LPTV stations, plus up to $15 million to support Triple Play.  This phase of our plan will continue throughout 2007 and into 2008.  Currently, we have no specific plans to raise additional financing and we do not have any specific source(s) of such potential financing.  However, since our shares were approved for trading, we have begun negotiations with several potential funding sources to assist with the acquisitions of the stations.  To date, we have no agreements or understandings in place for this funding.

We waited until our Registration Statement on Form SB-2 was declared effective to commence negotiating in earnest with at least one LPTV station.  In previous periods, we began to identify target LPTV station(s).  We continue to use the online site, www.LPTV.com, to identify stations that are for sale.  We have, to date, identified various station(s) that we plan to approach in order to initiate acquisition negotiations.  Our selection criteria is principally focused on station(s) that are currently available for sale, have a potential audience of at least 550,000 TV households, are rated Class A, and are located, in our opinion, in a growing market.  As stated above, we have identified several stations or groups of stations under common control; however, we have not entered into any substantive agreements and continue to participate in either preliminary contacts or ongoing negotiations to facilitate the acquisition(s) of LPTV stations and implement our business plan.  Based upon our review of the marketplace, we believe that we will be able to take the following steps to effectuate the acquisition of LPTV stations in the time periods set forth below.  However, the time periods set forth below are only based upon our estimates and may or may not be completed as anticipated due to the variances in the time it takes to complete the necessary negotiations and/or consummating business transactions in the current business climate in the United States and the ultimate willingness of the sellers to consummate the transaction(s).

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

2.
During 2007, we have continued to identify and contact the selected LPTV stations that are currently operating at a profit and in good standing with the FCC.  We expect the expenses for same to be to be limited to the time spent by Mr. Letiziano, our sole officer and director.  We anticipate that any additional expenses will be under $1,000 and will be paid from our current cash in hand.

3.
After identification of appropriate stations, we have initiated contact with some the LPTV station owners and their legal counsel and have initiated negotiations to sign non-circumvention agreements and Letters of Intent.  Upon the execution of a letter of intent, we will perform due diligence which will include the review of financial statements, customer base, survey of equipment and the review of compliance with FCC regulations researched through public records.  Since our arrangements will be based upon a share exchange contract, we will not incur any cash expenses other than those incidental expenses already budgeted in our monthly expenses. We will not need to travel to undertake our due diligence and intend to have the due diligence completed and reviewed by Mr. Letiziano.  Based upon same we do not expect the expenses for the due diligence and negotiations to be more than $1,000 and will be paid from our current cash in hand.

4.
At the present time, we are continuing to negotiate, towards finalization, an agreement to purchase at least one LPTV station and file though FCC counsel applications for approval from the FCC to operate the target LPTV station(s) by the end of Calendar 2007.  The FCC approval period takes from 60-90 days.  We expect the expenses, which shall include legal fees and application fees to be less than $5,000 and will be paid from our current cash on hand.

5.
Once the FCC has granted approval, we will then become the registered owner of the LPTV station and will be responsible for the daily expenses associated with operating the business.  The operating expenses for these stations will be paid from the revenues which we anticipate will be generated from the operation of the respective LPTV station.  At this time, we are unsure of the expenses for operating the stations since we have not commenced our due diligence on any specific station.  However, in the event that the stations do not generate self-supporting revenues, we anticipate paying the operating expenses from either available cash on hand, new shareholder loans or future offerings of equity or debt securities to cover such operating costs until the station generates sufficient revenues.

6.
After our first acquisition, we will continue to identify and negotiate with additional LPTV stations.  The funds to operate the LPTV stations will be derived from revenues generated by the respective LPTV station(s) or from cash on hand.  In the event that the stations do not generate the anticipates revenues, at this time, we anticipate paying such operating expenses from our current cash on hand or will rely on shareholder loans to cover such costs until the station generates sufficient revenues or until we can obtain additional debt or equity financing.  The fees and expenses for the due diligence, negotiations and expenses for the additional stations will be the same as set above and will be paid from current cash on hand, revenues or stockholder loans.

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

We believe we can satisfy our cash requirements for our operations over the next six months with our current cash reserves.  We anticipate that our operational and general and administrative expenses will approximate $126,000 on an annual basis, based on the acquisition of one LPTV station.  Management currently anticipates that we will be able to cover these expenses with our current remaining cash reserves of approximately $73,000 as of September 30, 2007.  The components that went into our determination of required on going expenses include the following monthly estimated cash requirements:

Accounting fees,	$2,000
Legal fees	3,500
General and administrative expenses	2,500
Travel and station survey expenses	1,500
Other miscellaneous	1,000

Total	$10,500

As set forth above, this monthly outlay does not include any operating costs for any potential LPTV acquisition.  We are unable to anticipate with any reasonable predictability the amount and nature of these expenses as we have not commenced our due diligence on any specific station.  However, in the event that any acquired station does not generate self-supporting revenues, we will have to pay these operating expenses from our current cash on hand or will rely on shareholder loans to cover such costs until the station generates sufficient revenues or until we can obtain additional debt or equity financing.  The fees and expenses for the due diligence, negotiations and expenses for the additional stations will be paid from current cash on hand, revenues or stockholder loans.

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

Item 3 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On August 30, 2007, the Company sold, in a private transaction, 12,500 shares of unregistered, restricted common stock at a price of $1.00 per share for cash.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.  The net remaining proceeds of above transactions remain in the Company’s bank accounts as of September 30, 2007 and are to be used in future periods for working capital purposes.

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

Signet International Holdings, Inc.

Dated: October 26, 2007	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director