Form 10KSB
period 2007-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2008-03-25
CIK 1317833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer's revenues for the fiscal year ended December 31, 2007 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of March 19, 2008 was approximately $413,132 based on a closing stock price of $0.20 per share as reported on finance.yahoo.com and 2,439,300 non-affiliate shares issued and outstanding.

As of March 17, 2008, there were 4,504,962 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Signet International Holdings, Inc.

Index to Contents

		Page Number
Part I
Item 1	Description of Business	1
Item 2	Description of Property	7
Item 3	Legal Proceedings	7
Item 4	Submission of Matters to a Vote of Security Holders	8

Part II

Item 5	Market for Company’s Common Equity, Related Stockholders Matters
	and Small Business Issuer Purchasers of Equity Securities	8
Item 6	Management’s Discussion and Analysis or Plan of Operation	10
Item 7	Financial Statements	F-1
Item 8	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	13
Item 8A	Controls and Procedures	14

Part III

Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	14
Item 10	Executive Compensation	15
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	16
Item 12	Certain Relationships and Related Transactions	16
Item 13	Exhibits	17
Item 14	Principal Accountant Fees and Services	18

Signatures

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Description of Business

Formation and History

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

Plan of Operation

The Company’s current long-range business plan is oriented towards the building of a new broadcast media group comprised of television stations and complimentary syndication and production companies serving mid to large sized U.S. markets.  Upon the completion of our fund-raising efforts to adequately capitalize our business plan we intend to grow into one of the most significant and diversified television broadcasting companies in the country today.   Our  business plan focuses on three complimentary segments: ownership and operations of various television stations, ownership of a programming and syndication company and the ownership and operation of a television production company.

Currently, we only have a single wholly-owned subsidiary, Signet Entertainment Corporation (“SIG”), which was incorporated on October 17, 2003 for the purpose of launching a “gaming and entertainment” television network.  We will purchase, lease, and employ the apparatus, equipment, and personnel necessary to establish the network.  The network will cover major Poker and Blackjack tournaments as well as other major high stakes casino games.  The network will also cover via satellite and cable other sports events such as horse racing and  selected global events which have a sports and entertainment format. SIG’s largest source of revenue will come from advertising, specifically from various resorts and casinos, and sporting sites in North and South America, Europe, Asia and Africa.  SIG will realize income from infomercials and sports and entertainment programming that offer subject matter that are all-encompassing to the network’s format.  Signet International Holdings, Inc. does not have international operations.

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

Furthermore, we intend to acquire Low-Powered Television (LPTV) stations as a means for distributing our programming to viewers.  Currently, we do not own any LPTV stations or other broadcast properties, nor do we own or have control over an FCC licenses to operate any LPTV stations.  We believe that LPTV affords an opportunity for entry into television broadcasting and has  permitted fuller use of the broadcast spectrum. LPTV stations offer national advertisers highly defined audiences.  As advertisers search for ways to reach targeted demographic groups, we believe LPTV stations will become an increasingly important part of  their advertising strategy.  We plan on targeting LPTV stations that are sanctioned by the Federal Communication Commission with current and clear license to operate and feature: Class A rating, high-distribution (high number of TV households), favorable market location, up-to-date equipment, tower delivery systems, and studio properties.

Programming

Triple Play Media Management, Inc.

Triple Play’s programming niche is “gaming.”  Presently, there are no channels formatted exclusively for the gaming customer  whose interest is focused on the vast variety of gaming activities, domestically as well as internationally, including “sports and entertainment.”  This type of network is unique to the television industry.

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

Our agreement with Triple Play provides that we will pay management fees in the amount of 12% provided that we realize a  minimum pre tax net profit of 25%.  We also will provide an allowance for costs of licenses and permits for international airwaves and feeds, duties and taxes, satellite transmission links, down links, including earth stations in the amount of 0.05% (one-half of one percent) of the total gross revenues.  In addition, as further consideration for Richard Grad’s agreement for Triple Play’s exclusive  services, we paid Mr. Grad a signing bonus of $50,000 upon funding of the our offering.  We are also obligated to pay the following compensation each year during the entire term of the agreement, including extensions thereto: guaranteed payment of $200,000 per year payable to Richard Grad.  This amount will be payable at the beginning of each month at the rate of twelve  equal installments.  We will also provide Mr. Grad with an allowance of $1,500 for moving and relocating expenses.  In addition, we will provide Mr. Grad with personal life, health dental, vision and accident insurance.  Mr. Grad owns approximately 401,000  shares (or 10%) of our common stock.

Other Programming

In addition to the programs produced by Triple Play, we intend to produce our own original programming and air infomercials during off-peak hours.

On April 13, 2006, we purchased the exclusive rights to 20 titled half hour screen plays representing original programming. This contract was later rescinded on August 19, 2006 by mutual agreement of the parties.

Big Vision, Inc.

In addition to the exclusive contract with Triple Play whose primary purpose is creating original programming, distribution and international sales and satellite delivery systems, we executed a long-term contract on July 22, 2005 with Big Vision, Inc. whose primary purpose is television production, transmitting and ground crew pick up.  Big Vision is a Las Vegas, Nevada based video production company offers all TV production amenities required of any variety of television programming.  Big Vision also owns a 12,000 square feet  facility in Burbank, CA serving clients nationwide and abroad.

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

Hi-Definition Television

We have received a confidential, non-binding proposal from a major satellite provider for a long term lease without change in costs for the next twelve months.  The proposal offers features that we could make available as a new delivery system.  Although we anticipate that this system will enable us to deliver HDTV (High Definition Television) to our viewers throughout the world, we have not entered into a definitive agreement or commitment to retain these services. Therefore, we do not have viewers  throughout the world at this stage.  Please note that there is no guarantee that we will be able to enter into a definitive agreement and no guarantee that we will be able to offer HDTV.

Broadcast and Intellectual Properties

On April 13, 2006 we purchased the exclusive rights to 20 titled half-hour screen plays representing original programming from FreeHawk Productions, Inc.  On August 19, 2006, by mutual agreement, Signet and FreeHawk rescinded this agreement.  On April 20, 2007, the Company entered into a new purchase agreement with Freehawk for 100% of the rights to 21 television series to be produced by Freehawk exclusively for Signet.  The total consideration paid by the Company for these rights was 270,000 shares of restricted, unregistered common stock and a $50,000 open account payable.  Based on an independent third-party appraisal, the Company valued this transaction at approximately $2,870,625.  The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On May 22, 2007, the Company acquired the exclusive television rights to “Tales From The moe.Republic”, by John E. Derhak.  This full-length novel is in the process of being published and is currently being sold in an abridged, autographed limited edition through the website www.moerepublic.org.  Total consideration paid by the Company for these rights was 113,662 shares of restricted, unregistered common stock and a $25,000 open account payable.  Based on an independent third-party appraisal, the Company valued this transaction at approximately $1,136,600.  The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

Currently the over the air networks may be identified by size according to the number of TV households they attract. The basic category or groupings of the major networks and several of the lesser but better known networks are as follows:

•	Major networks such as ABC, CBS, NBC, FOX
•	Major cable networks such as: ESPN, USA, Bravo, Fox Sports Net, UPN, PAX, The Travel Channel, The Tube
•	Smaller cable networks: Food Channel, Spike TV, HGTV, Golf Channel
•	Smaller Cable/Satellite networks such as: CGTV Network (Canada), Variety Sports Network, TVG Horse Racing. Such networks reach between one and eight million TV households.

Our key competitive strategy is diversification in business risk and delivery systems.  We plan to be providers of television content creation, packaging, programming and distribution; not only to our “owned and operated” LPTV stations, but via other distribution systems such as cable and satellite.  Additionally, we plan to have our own “sports and entertainment network” to offer to stations and cable systems.

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

We have not applied for any FCC licenses.  However, application will be made immediately subsequent to execution of an  agreement which results in the acquisition of a license, LPTV station or other broadcast property.  Although the waiting period for approval of such licenses can take between 60-90 days, such period will have no effect on our business since we intend to assume responsibility only upon license approval.

Item 2 - Description of Property

We currently operate from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  This lease agreement was originally expired to expire in July 2009 and has been amended to a month-to-month basis.  The lease currently requires monthly payments of approximately $965 and we are not responsible for any additional charges for common area maintenance.

We also reimburse two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company’s business, at approximately $250 per month.  These agreements are on a month-to-month basis.

For the respective years ended December 31, 2007 and 2006, the Company paid or accrued an aggregate of $19,325 and $34,755 for rent under these agreements.

Item 3 - Legal Proceedings

At the current time, we are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.  From time to time, in the future, we may become subject to various legal proceedings that would be incidental to the ordinary conduct of our business.  At this time, we do not anticipate that any such proceedings, if any, either individually or in the aggregate, would be material to its business or likely to result in a material adverse effect on its future operating results, financial condition, or cash flows.

As disclosed in our Registration Statement filed on Form SB-2 which became effective on February 2, 2007, we issued an aggregate of approximately 4,100,000 shares of common stock to various founders of which 680,000 shares were registered on the Form SB-2 for unrestricted trading.

By July 2007, one founding stockholder had sold 100% of his 5,000 registered shares, which were approximately 3.1% of the total 151,000 shares issued to him at inception of the Company.  In July 2007, it became apparent that this founding stockholder had no intentions of assisting the Company as promised.  Consequently, we issued a demand for the return of the remaining 146,000 shares citing misrepresentation and failure to perform according to initial understanding between this founding stockholder and the Company.

On September 17, 2007, the Company filed a brief in District Court - Dallas County, Texas petitioning for the return of the Company’s 146,000 shares of stock pursuant to our claims.  On October 1, 2007, as a result of a court ordered mediation, we were granted rescission and recovery of 116,000 shares with an agreement that the defendant founding stockholder would not discuss company business with other persons and to otherwise completely separate himself from the Company.  In consideration, the Company granted this founding shareholder the right to sell up to 100% of the 30,000 retained shares, pursuant to Rule 144, as follows:

•	5,000 shares to be sold after November 1, 2007 AND limited to no more than 100 shares sold per week;
•	5,000 shares to be sold after July 1, 2008 AND limited to no more than 250 shares sold in each successive 20 day period;
•	10,000 shares to be sold after July 1, 2009 with NO restrictions on either volume or frequency; and
•	10,000 shares to be sold only after the Company’s closing stock price remains at or above $5.00 per share for 30 consecutive days.

The October 1, 2007 judgment also provides that the founding stockholder will continue to honor a Nondisclosure Agreement executed in June 2006.

As of this filing, the founding stockholder has continued to appeal to higher courts, without success, the results of the arbitration and the affirming decisions of the Dallas County, Texas District Court and has not returned the aforementioned 116,000 shares of common stock.  Accordingly, until returned, the Company continues to reflect these shares as “issued and outstanding”.  We have notified our independent stock transfer agent of this matter and have placed a trading block on these 116,000 shares.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5 - Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

We filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc.  On March 7, 2007, we were issued a clearance letter and the trading symbol “SIGN” was issued on our common stock.

Management is of the opinion that there is a limited trading market for our equity securities.  As such, the market price of our common stock is subject to significant fluctuations in response to variations in our quarterly  operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our  common stock, regardless of our actual or projected performance.

The ask/high and bid/low information for each calendar quarter since March 7, 2007, noting that the over-the-counter quotations provided herein reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year ended December 31, 2006
First quarter 2006 (January 1, 2006 - March 31, 2006)	not authorized for trading
Second quarter 2006 (April 1, 2006 - June 30, 2006	not authorized for trading
Third quarter 2006 (July 1, 2006 - September 30, 2006	not authorized for trading
Fourth quarter 2006 (October 1, 2006 - December 31, 2006)	not authorized for trading

Fiscal Year ended December 31, 2007
First quarter 2007 (January 1, 2007 - March 31, 2007)	$0.85	$1.20
Second quarter 2007 (April 1, 2007 - June 30, 2007)	$1.20	$3.50
Third quarter 2007 (July 1, 2007 - September 30, 2007)	$1.75	$2.65
Fourth quarter 2007 (October 1, 2007 - December 31, 2007)	$1.25	$2.25

Fiscal Year ended December 31, 2008
First quarter 2007 (January 1, 2007 - March 14, 2007)	$0.30	$1.25

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

Equity Compensation Plan Information

We do not have any plans, formal or informal, to provide compensation under which our equity securities are authorized for issuance:

Equity compensation plans approved by security holders - None
Equity compensation plans not approved by security holders - None

Transfer Agent

Our independent stock transfer agent is Olde Monmouth Stock Transfer Co., Inc.  Their address is 200 Memorial Parkway, Atlantic Highlands, N.J. 07716.  Their  contact numbers are (732) 872-2727 for voice calls and (732) 872-2728 for fax transmissions.

Recent Sales of Unregistered Securities

As previously disclosed, on April 16, 2007, we issued 270,000 shares of unregistered, restricted common stock for the acquisition of certain broadcast and other production rights.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On May 2, 2007, we sold, in a private transaction, 6,800 shares of unregistered, restricted common stock at a price of $1.00 per share for cash.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

As previously disclosed, on May 22, 2007, the Company issued 113,662 shares of unregistered, restricted common stock for the acquisition of intellectual properties related to literary works.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On August 30, 2007, the Company sold, in a private transaction, 12,500 shares of unregistered, restricted common stock at a price of $1.00 per share for cash.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Securities Exchange Act of 1934, as amended, and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm.  In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders.  Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate.  The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Item 6 - Management’s Discussion and Analysis or Plan of Operation

(1)	Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	Results of Operations

The Company had no revenue for either of the years ended December 31, 2007 or 2006, respectively.

General and administrative expenses for each of the years ended December 31, 2007 and 2006 were approximately $$307,000 and $517,000, respectively.  Included in these expenses is approximately $70,000 per year for executive salaries accrued or paid during each of the years ended December 31, 2007 and 2006.  We also paid or accrued approximately $113,000 and $35,000 for administrative and other non-executive compensation during the same comparable periods.  All of the above expenses relate to the consistent design, development, refinement and implementation of our business plan, the maintenance of the corporate entity and the preparation and filing of various Registration Statements and other periodic reports pursuant to either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as required.  It is anticipated that future expenditure levels will increase as we implement our business plan and start full-scale operations.

Earnings per share for the respective years ended December 31, 2007 and 2006  were $(0.07) and $(0.13) based on the weighted-average shares issued and outstanding at the end of each respective period.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than refining and implementing our business plan and maintaining our obligations as a reporting company under the Securities Exchange Act of 1934 unless and until such time that we begin meaningful operations.

At December 31, 2007 and 2006, respectively, the Company had working capital of approximately $(540,000) and $(177,000), respectively.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.
The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

(3)	Plan of Business

In March 2007, we began implementation of that part of our business plan relating to the acquisition of LPTV stations by executing by executing Sale & Share Exchange Contracts with the LPTV Stations.  Although we have had no revenues generated to date, we expect to realize revenues from operations of the LPTV stations once an agreement is finalized and executed and we take control of an LPTV Station.  Ernie Letiziano, our sole officer, director will not relinquish control of the company to any of the  acquired LPTV stations resulting from any of the agreement.  In addition, since the acquisition of the LPTV stations will be based upon issuing our stock in exchange for the LPTV station’s stock, we anticipate that we will not incur any cash expenditures other than incidental expenses such as telephone, travel and general and administrative expenses.  The expenses that we will incur related to the LPTV acquisition have been anticipated and are part of our monthly budget of cash-based expenses of approximately $10,500.00 per  month as set forth below.  The funds provided for the budgeted monthly expenses, including the expenses for acquisition of the LPTV stations, came from the issuance of shares raised by us in our private placement which commenced in September 2005 and was completed in January 2006.  Our current cash budget requirements of $10,500.00 per month will be accommodated by our current cash balance of $42,000.  Cash requirements in excess of this amount are anticipated to be met through the sale of additional equity securities, short-term loans from executive officers and/or the proceeds of additional equity offerings in conjunction with the acquisition of LPTV station(s).

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

Concurrent with our activities to acquire LPTV stations for stock, which commenced in the first quarter of 2007, we intend to seek additional equity or debt financing.  To date, we have been able to raise funds in two funding rounds through both debt and equity offerings.  We anticipate that the funds we secure from our next round of financing will enable us to purchase additional LPTV stations,  some with a cash consideration, and provide additional working capital to enable us to possibly acquire some stations making losses, purchase programming and initiate Triple Play Media operations.  Cash costs for this phase of our plan will include approximately $25,000 related to the funding round plus up to $30 million to support the acquisitions of more LPTV stations, plus up to $15 million to support Triple Play.  This phase of our plan will continue throughout 2008.  Currently, we have specific plans to raise additional financing; however, we do not have any specifically identified source(s) of such potential financing.

We have already begun to identify the LPTV stations we would like to acquire by visiting the online site,  www.LPTV.com, to identify stations that are for sale.  To date, we have not identified any specific station that we plan to negotiate  with but have visited the website to determine what is available.  Based upon our review of the market, we believe that we will be able to take the following steps to effectuate the acquisition of LPTV stations in the time periods set forth below.  However, the dates set forth below are only based upon our  limited research of the market and may not be effectuated in the timely manner set forth below since our registration statement has  not been deemed effective and since we have not commenced negotiations or due diligence on any station

We have already commenced the first step in the acquisition process of reviewing those markets of dominant influence (the ratings of TV households in each market.) and will continue doing so.  We expect the expenses for our review of the markets to be limited to the time spent by Mr. Letiziano, our sole officer and director.  We anticipate that any additional expenses will be under $1,000 can be paid from our current cash in hand.

Our current monthly cash requirement budget of approximately $10,500 does not include any post-acquisition costs of operating the LPTV stations.  We are unsure of the expenses to be required for operating the stations since we have not identified any specific station, their current operating status and expenditure levels.  However, in the event that the  stations do not generate the anticipated revenues, we may be unable to pay any shortfall from our current cash on hand.  We may have to rely on shareholder loans to cover such costs until the station generates sufficient revenues or until we can obtain additional debt or equity financing.  The fees and expenses for the due diligence, negotiations and expenses for the additional stations will be paid from current cash on hand, revenues or stockholder loans.

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

(4) Capital Resources and Liquidity

As of December 31, 2007, we had approximately $42,000 in cash.  Our monthly cash requirements presently average  $11,000 per month.

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

(5) Critical Accounting Policies

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

Our significant accounting policies are summarized in the accompanying financial statements.  While all these significant accounting policies impact our financial condition and results of operations, our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name	Age	Position	Date Appointed
Ernesto W. Letiziano	61	President, Chief Executive Officer, Chief Financial Officer and Director	July 8, 2005

The director named above will serve until the next annual meeting of the Company’s stockholders or until any successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

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

Our sole director and officer will devote his time to the Company’s affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month.  There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

Biographical Information

Ernesto W. Letiziano was appointed as the Company’s President, Chief Executive Officer, Chief Financial officer and sole director as of July 8, 2005.  Mr. Letiziano, age 61, has over 40 years of experience in finance, business and sports and entertainment.  After serving his internship with Haskins & Sells, CPA’s (currently Deliotte), Mr. Letiziano sat for his CPA Certificate in Pennsylvania.  In 1964, he also received his Registered Municipal Accountant’s Certificate to practice in New York, New Jersey and Pennsylvania.  He was employed with Haskins and Sells from 1962-1969.  Mr. Letiziano attended Pennsylvania State University, where he majored in  accounting and economics. From 1970-1972, he co-owned an accounting practice in Reading, PA.  From 1992 to the present,  Mr. Letiziano has been self-employed as an international monetarist facilitating financial transactions for his clients.  From 1988 to 1993, Mr. Letiziano was CEO of Ringside International Broadcasting Corporation, (NASDAQ: RIBC).  RIBC enjoyed over 4 years of success in sports and entertainment TV programming and captured 98% of the TV markets; in excess of 66 million TV households in the United States.  RIBC boxing shows also aired in eight foreign countries.  RIBC was  sold in 1993 to a Houston, Texas based company.  Mr. Letiziano co-owned Classic Motor Car Company, an automobile-manufacturer from 1973 to 1976.  From 1977 to 1982, he was Vice President of First Florida Utilities, Inc., a five-state utility public company  (NASDAQ:SFFL).  In 1982, Mr. Letiziano founded Ringside Events, Inc., a promotional boxing enterprise.  He has held boxing commission licenses in 13 states and Great Britain and has promoted and produced over 150 major events worldwide.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics has previously been included as an Exhibit to a prior filing.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners have not been timely filed as of the date of this filing.

Item 10 - Executive Compensation

Our sole officer and director is engaged full-time in the implementation of our business plan; however, has been paid less than $2,500 total since the inception of the Company.  Our sole officer and director has agreed to defer the payment of all accrued and unpaid compensation until such time that we have positive cash producing activities.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ernesto W. Letiziano Principal Executive Officer	2007 2006 2005	$70,000 $70,000 $70,000	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$70,000$70,000 $70,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Mr. Letiziano has agreed to defer payment of his salary for this period and, therefore, we have accrued such compensation as “accrued officer compensation” in the accompanying financial statements.  Such accrued compensation will be paid when the Company is able to do so.  Mr. Letiziano’s salary is determined by the Board of Directors of which Mr. Letiziano is the sole member.  In determining his salary, consideration was given to (i) the financial resources of the Company; (ii) the number of hours each week Mr. Letiziano devotes to the Company; (iii) the salaries of executive officers of other companies in the similar industries; and (iv) the salaries of executive officers of other companies in the developmental stage.  There is no formal or informal understanding regarding Mr. Letiziano’s salary which will be determined in the future based upon the factors set forth above and based upon our revenues.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Number of Shares	Percentage Shares Beneficially Owned (1)
Common Stock
Letiziano, Ernest W (2) (5)	987,000	21.91%
Donaldson, Thomas (2)	551,000	12.23%
Hillabrand, Hope E (3)	500,300	11.11%
Grad, Richard (4)	401,000	8.90%

Preferred Stock
Letiziano, Ernest W (2)	2,500,000	50.00%
Donaldson, Thomas (2)	1,000,000	20.00%
Hillabrand, Hope E (3)	1,500,000	30.00%

Officers and Directors as a group
Common Stock	987,000	21.91%
Preferred Stock	2,500,000	50.00%

(1)	Based on 4,504,962 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding at December 31, 2007.
(2)	The address for Mr. Letiziano and Mr. Donaldson is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.
(3)	The address for Ms. Hillabrand is PO Box 3191, Stuart, FL 34995
(4)	The address for Mr. Grad is 8845 Karen Lee Lane, Peoria, AZ 85382
(5)
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

Item 12 - Certain Relationships and Related Transactions

Pursuant to a Management Contract between our wholly owned subsidiary, Signet Entertainment Corporation, and Triple Play Media, Inc. dated October 23, 2003, Triple Play agreed to manage and operate our facility in exchange for financial and administrative support of its ready-to-launch, new television network, “The Gaming & Entertainment Network.” Richard Grad, who holds 401,000 shares of our common stock, which represents approximately 8.9% of our common shares issued and outstanding, is the Chief Executive Officer of Triple Play.  Pursuant to the Management Agreement, we will also pay to Mr. Grad a signing bonus of $50,000.  We will also pay the following compensation each year during the entire term of the Management Agreement, including extensions thereto and Mr. Grad shall be entitled to receive: a guaranteed $200,000, per year payable to Richard Grad.  This amount will be payable at the beginning of each month at the rate of twelve equal installments; Allowance of $1,500 for moving and relocating expenses; and personal life, health dental, vision and accident insurance.  In addition, Mr. Grad received 400,000 of his 401,000 shares pursuant to this transaction.  All amounts due to Mr. Grad under this agreement will become payable upon the successful conclusion of a public offering of our common stock.

PART IV

Item 13 - Exhibits

2.1	Stock Purchase Agreement dated July 8, 2005 between Scott Raleigh and Signet Entertainment Corporation. (1)
2.2	First Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation. (2)
2.3	Final Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation.(3)
3.1	Restated Certificate of Incorporation of Signet International Holdings, Inc. (3)
3.2	By-Laws (4)
3.3	Resolution regarding pre-incorporation contracts (5)
4.1	Certificate of Designation for Preferences and Rights of Series A Convertible Preferred Stock of Signet International Holdings, Inc.
10.1	Management Agreement with Triple Play Media, Inc. (3)
10.2	Management Agreement with Big Vision, Inc. (4)
10.3	Screenplay Purchase Agreement with FreeHawk Productions, Inc. (rescinded) (4)
10.4	Mutual Agreement to Rescind Agreement with FreeHawk Productions, Inc. (3)
10.5	Landlord Letter (3)
10.6	Consulting Agreement with Merriam Joan Handy (5)
10.7	Agreement with FreeHawk Productions, Inc. - 20 half-hour episodes
10.8	Agreement with FreeHawk Productions, Inc. - 30 half-hour episodes of “Border Patrol”
10.9	Agreement with John E. Derhak
14	Code of Ethics (6)
21	List of Subsidiaries
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on July 12, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on March 3, 2006.
(3)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on September 22, 2006
(4)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-134665) filed on June 2, 2006
(5)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on November 6, 2006
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-51185) filed on March 27, 2007

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended December 31,	Year ended December 31,
	2007	2006

(1) Audit fees	$16,688	$31,063
(2) Audit-related fees	-	-
(3) Tax fees	2,250	2,875
(4) All other fees	-	-
Totals	$18,938	$33,938

We have considered whether the provision of any non-audit services, currently or in the future,  is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees."  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

(Remainder of this page left blank intentionally)

(Financial statements start on next page)

Signet International Holdings, Inc.
(a development stage company)

Contents

Page
Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets
as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 31, 2007 and 2006 and
for the period from October 17, 2003 (date of inception) through December 31, 2007	F-4

Consolidated Statement of Changes in Shareholders' Equity
for the period from October 17, 2003 (date of inception) through December 31, 2007	F-5/F-6

Consolidated Statements of Cash Flows
for the years ended December 31, 2007 and 2006 and
for the period from October 17, 2003 (date of inception) through December 31, 2007	F-7

Notes to Consolidated Financial Statements	F-8

Letterhead of S. W. Hatfield, CPA

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Signet International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Signet International Holdings, Inc. (a Delaware corporation and a development stage company) and Subsidiary (a Florida corporation) as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, consolidated changes in shareholders' deficit and consolidated statements of cash flows for each of the years ended December 31, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through December 31, 2007, respectively.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signet International Holdings, Inc. and Subsidiary as of December 31, 2007 and 2006 and the results of its consolidated operations and its consolidated cash flows each of the years ended December 31, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through December 31, 2007, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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
March 6, 2008

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
ASSETS

Current Assets
Cash in bank	$42,434	$153,847

Other Assets
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	-

Total Assets	$4,049,683	$153,847

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$87,128	$26,543
Other accrued liabilities	209,175	88,375
Accrued officer compensation	286,170	216,170

	582,423	331,088

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,504,962 and 4,102,000 shares
issued and outstanding, respectively	4,505	4,102
Additional paid-in capital	4,688,741	737,592
Deficit accumulated during the development stage	(1,230,986)	(923,935)

Total Shareholders’ Equity (Deficit)	3,467,260	(177,241)

Total Liabilities and Shareholders’ Equity	$4,049,683	$153,847

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2007 and 2006 and
Period from October 17, 2003 (date of inception) through December 31, 2007

			Period from
			October 17, 2003
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	70,000	70,000	291,670
Other salaries	113,000	35,375	183,625
Other general and administrative expenses	124,051	411,441	656,890
Total expenses	307,051	516,816	1,221,986
Loss from operations	(307,051)	(516,816)	(1,221,986)

Other income (expense)
Interest expense	-	(4,436)	(9,000)

Loss before provision for income taxes	(307,051)	(521,252)	(1,230,986)

Provision for income taxes	-	-	-

Net Loss	(307,051)	(521,252)	(1,230,986)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(307,051)	$(521,252)	$(1,230,986)

Loss per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.07)	$(0.13)	$(0.32)

Weighted-average number of shares
outstanding - basic and fully diluted	4,372,875	3,992,863	3,825,116

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2007

						Deficit
						accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total
Stock issued at formation of
Signet International
Holdings, Inc.	-	$-	100,000	$100	$-	$-	$-	$100
Effect of reverse merger
transaction with Signet
Entertainment Corporation	4,000,000	4,000	3,294,000	3,294	33,416	-	-	40,710
Capital contributed to
support operations	-	-	-	-	3,444	-	-	3,444
Net loss for the period	-	-	-	-	-	(59,424)	-	(59,424)

Balances at
December 31 2003	4,000,000	4,000	3,394,000	3,394	36,860	(59,424)	-	(15,170)

Common stock sold pursuant
to a private placement	-	-	70,000	70	34,930	-	(35,000)	-
Capital contributed to
support operations	-	-	-	-	20,492	-	-	20,492
Net loss for the year	-	-	-	-	-	(111,492)	-	(111,492)

Balances at
December 31 2004	4,000,000	4,000	3,464,000	3,464	92,282	(170,916)	(35,000)	(106,170)

Issuance of preferred stock
for services	1,000,000	1,000	-	-	8,519	-	-	9,519
Common stock sold pursuant
to an August 2005 private
placement	-	-	57,000	57	513	-	-	570
Adjustment for stock sold at
less than “fair value”	-	-	-	-	56,430	-	-	56,430
Common stock sold pursuant
to a September 2005 private
placement memorandum	-	-	366,000	366	365,634	-	-	366,000
Cost of obtaining capital	-	-	-	-	(10,446)	-	-	(10,446)

- Continued -

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued
Period from October 17, 2003 (date of inception) through December 31, 2007

						Deficit
						accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total
Collections on stock
subscription receivable	-	-	-	-	-	-	35,000	35,000
Capital contributed to
support operations	-	-	-	-	9,875	-	-	9,875
Net loss for the period	-	-	-	-	-	(231,767)	-	(231,767)

Balances at
December 31, 2005	5,000,000	5,000	3,887,000	3,887	522,807	(402,683)	-	129,011

Common stock sold pursuant
to a September 2005 private
placement memorandum	-	-	15,000	15	14,985	-	-	15,000
Purchase of treasury stock	-	-	(50,000)	(50)	(49,950)	-	-	(50,000)
Common stock issued for
consulting services	-	-	250,000	250	249,750	-	-	250,000

Net loss for the year	-	-	-	-	-	(521,252)	-	(521,252)

Balances at
December 31, 2006	5,000,000	5,000	4,102,000	4,102	737,592	(923,935)	-	(177,241)

Common stock sold pursuant
to a September 2005 private
placement memorandum	-	-	19,300	19	19,284	-	-	19,303
Issuance of common stock
for broadcast and intellectual
properties	-	-	383,662	384	3,931,865	-	-	3,932,249
Net loss for the year	-	-	-	-	-	(307,051)	-	(307,051)

Balances at
December 31, 2007	5,000,000	$5,000	4,504,962	$4,505	$4,688,741	$(1,230,986)	$-	$3,467,260

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2007 and 2006 and
Period from October 17, 2003 (date of inception) through December 31, 2007

			Period from
			October 17, 2003
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2007	2006	2007
Cash Flows from Operating Activities
Net loss for the period	$(307,051)	$(521,252)	$(1,230,986)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid
with issuance of common stock	-	-	50,810
Expenses paid with issuance of common stock	-	250,000	306,430
Increase (Decrease) in
Accounts payable - trade	(14,415)	26,543	12,128
Accrued liabilities	50,750	54,436	139,125
Accrued officers compensation	140,000	67,750	356,170

Net cash used in operating activities	(130,716)	(122,523)	(366,323)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	-	90,000
Repayment of note payable	-	(90,000)	(90,000)
Proceeds from sale of common stock	19,303	15,000	435,389
Cash paid to acquire capital	-	-	(10,447)
Purchase of treasury stock	-	(50,000)	(50,000)
Capital contributed to support operations	-	-	33,812

Net cash (used in) financing activities	19,303	(125,000)	408,757

Increase (Decrease) in Cash	(111,413)	(247,523)	42,434

Cash at beginning of period	153,847	401,370	-

Cash at end of period	$42,434	$153,847	$42,434

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$9,000	$9,000	$9,000
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,231,000.

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
December 31, 2007 and 2006

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2007 and 2006

Note D - Summary of Significant Accounting Policies - Continued

5.	Income Taxes - continued

As of December 31, 2007 and 2006, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At December 31, 2007 and 2006, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Note F - Broadcast and Intellectual Properties

On April 20, 2007, the Company entered into a new purchase agreement with Freehawk for 100% of the rights to 21 television series to be produced by Freehawk exclusively for Signet.  The total consideration paid by the Company for these rights was 270,000 shares of restricted, unregistered common stock and a $50,000 open account payable.  Based on an independent third-party appraisal, the Company valued this transaction at approximately $2,870,625.  The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2007 and 2006

Note F - Broadcast and Intellectual Properties - Continued

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

Note G - Income Taxes

The components of income tax (benefit) expense each of the years ended December 31, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through December 31, 2007, are as follows:

	Year ended	Year ended	Period from October 17, 2003 (date of inception) through
	December 31,	December 31,	December 31,
	2007	2006	2007
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $571,000 for Federal and approximately $466,000 for State income tax purposes..  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2007 and 2006 and for the period from October 17, 2003 (date of inception) through December 31, 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended	Period from October 17, 2003 (date of inception) through
	December 31,	December 31,	December 31,
	2007	2006	2007

Statutory rate applied to income before income taxes	$(104,400)	$(177,000)	$(241,400)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible officers compensation	47,600	23,000	122,200
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	42,500	61,700
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	56,800	111,500	57,500

Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2007 and 2006

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2007 and 2006, respectively:

	December 31,	December 31,
	2007	2006
Deferred tax assets
Net operating loss carryforwards	$194,000	$150,000
Officer compensation deductible when paid	122,000	74,600
Less valuation allowance	(316,000)	(224,600)

Net Deferred Tax Asset	$-	$-

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
December 31, 2007 and 2006

Note H - Preferred Stock - Continued

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
December 31, 2007 and 2006

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

Note J - Commitments

Leased office space

The Company operates from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  The lease agreement was originally expired to expire in July 2009 and has been subsequently amended to a month-to-month basis.  The lease requires monthly payments of approximately $965.  The Company is not responsible for any additional charges for common area maintenance.

The Company also reimburses two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company’s business, at approximately $250 per month.  These agreements are on a month-to-month basis.

For the respective years ended December 31, 2007 and 2006, the Company paid an aggregate of $19,325 and $34,755 for rent under these agreements.

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

To facilitate this Management Agreement, Signet will endeavor to raise capital contributions through a Private Placement Offering, Regulation 506 and /or a Public Offering and show evidence of the total capital funds required for the establishment of the Network including providing funds for the budgeted operations of the business for the term of this agreement plus extensions. Signet will also provide a minimum of 17,500 square feet of permanent structure (connector facility), fully equipped to accommodate full- service television studios, sound stages and various production equipment within completely air-conditioned and heated work places and mobile modular production unit (s) fully equipped and a Eutelsat satellite Hot Bird and delivery system.  Triple Play will, in turn, perform the following actions:  a) acquire and maintain various licenses; b) compliance with local ordinances and state laws; c) maintain complete books of account, which shall comply with requirements of any governmental agency including all Federal Communications commission (FCC) regulations; d),provide an annual budget to Signet, addressing all operating activities, including a reserve for repairs, refurbishment, and replacements to maintain the premises and equipment in good condition; e) make no expenditures other than those items provided in an annual budget; f) maintain books and records to be made available to Signet representatives; g) have complete creative control and authority to determine all matters concerning decor, design, arrangement, format and all production presentations including creative design, absolute control and discretion.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2007 and 2006

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

SIGNET INTERNATIONAL HOLDINGS, INC.

By:	/s/ Ernest W. Letiziano
ERNEST W. LETIZIANO
Chief Executive Officer Chief Financial Officer

Dated:	March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ernest W. Letiziano Ernest W. Letiziano	Chief Executive Officer Chief Financial Officer, and Director	March 20, 2008