Form 10-Q
period 2008-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2008-04-22
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

__________________

Form 10-Q
__________________

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

(561) 832-2000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  April 18, 2008: 4,504,962

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended March 31, 2008

Item 1
Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

(Unaudited)

	March 31,	March 31,
	2008	2007
ASSETS
Current Assets
Cash in bank	$22,538	$121,569

Other Assets
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	-

Total Assets	$4,029,787	$121,569

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$95,009	$17,260
Other accrued liabilities	175,375	95,125
Accrued officer compensation	373,670	251,170

Total Current Liabilities	644,054	363,555

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,504,962 and 4,102,000 shares issued and outstanding, respectively	4,505	4,102
Additional paid-in capital	4,688,741	737,592
Deficit accumulated during the development stage	(1,312,513)	(988,680)

Total Shareholders’ Equity (Deficit)	3,385,733	(241,986)

Total Liabilities and Shareholders’ Equity	$4,029,787	$121,569

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Three months ended March 31, 2008 and 2007 and
Period from October 17, 2003 (date of inception) through March 31, 2008

(Unaudited)

			Period from
			October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	17,500	17,500	309,170
Other salaries	32,500	22,000	216,125
Other general and administrative expenses	31,527	25,285	506,987
“Compensation expense” related to sale
of common stock at less than “fair value”	-	-	181,430

Total Expenses	81,527	64,785	1,303,513

Loss from Operations	(81,527)	(64,785)	(1,303,513)

Other Expense
Interest expense	-	-	(9,000)

Loss before Provision for Income Taxes	(81,527)	(64,785)	(1,012,513)

Provision for Income Taxes	-	-	-

Net Loss	(81,527)	(64,785)	(1,012,513)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(81,527)	$(64,785)	$(1,012,513)

Loss per weighted-average share
of common stock outstanding,
computed on Net Loss -
basic and fully diluted	$(0.02)	$(0.02)	$(0.26)

Weighted-average number of shares
of common stock outstanding	4,504,962	4,102,000	3,863,117

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007 and
Period from October 17, 2003 (date of inception) through March 31, 2008

(Unaudited)

			Period from
			October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net Loss	$(81,527)	$(64,785)	$(1,312,513)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance
of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	125,000
“Compensation expense” related
to sale of common stock at
less than “fair value”	-	-	181,430
Increase (Decrease) in
Accounts payable - trade	7,881	(9,283)	20,009
Accrued liabilities	36,250	24,290	175,375
Accrued officers compensation	17,500	17,500	373,670

Net cash used in operating activities	(19,896)	(32,278)	(386,219)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	90,000
Cash paid to retire note payable	-	-	(90,000)
Cash proceeds from sale of common stock	-	-	435,389
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(10,447)
Capital contributed to support operations	-	-	33,812

Net cash provided by financing activities	-	-	408,757

Increase (Decrease) in Cash and Cash Equivalents	(19,896)	(32,278)	22,538

Cash and cash equivalents at beginning of period	42,434	153,847	-

Cash and cash equivalents at end of period	$22,538	$121,569	$22,538

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid (refunded)	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2008 and 2007

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,312,500.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2007.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s amended instructions for Form 10-Q, issued on January 4, 2008, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2008 and 2007

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
March 31, 2008 and 2007

Note D - Summary of Significant Accounting Policies - Continued

4.	Advertising expenses

The Company does not utilize direct solicitation advertising.  All other advertising and marketing expenses are charged to operations as incurred.

5.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of March 31, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At March 31, 2008 and 2007, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2008 and 2007

Note F - Income Taxes

The components of income tax (benefit) expense each of the three month periods ended March 31, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through March 31, 2008, are as follows:

	Three Months ended	Three Months ended	Period from October 17, 2003 (date of inception) through
	March 31,	March 31,	March 31,
	2008	2007	2008
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
		-	-
Total	$-	$-	$-

As of March 31, 2008, the Company has a net operating loss carryforward of approximately $602,000 for Federal and State income tax purposes..  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through March 31, 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three Months ended	Three Months ended	Period from October 17, 2003 (date of inception) through
	March 31,	March 31,	March 31,
	2008	2007	2008

Statutory rate applied to income before income taxes	$(28,000)	$(22,000)	$(446,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Timing of deductions for accrued compensation	18,300	13,400	175,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	61,700
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	9,700	8,600	209,300

Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2008 and 2007

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards, statutory deferrals of accrued compensation and non-cash expense charges for securities issued/sold at less than “fair value”  give rise to deferred tax assets and liabilities as of March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008	December 31, 2007
Deferred tax assets
Net operating loss carryforwards	$205,000	$194,000
Timing of deductions for accrued compensation	175,000	122,000
Less valuation allowance	(380,000)	(316,000)

Net Deferred Tax Asset	$-	$-

Note G - Preferred Stock

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
March 31, 2008 and 2007

Note G - Preferred Stock - Continued

Concurrent with the reverse merger transaction, these shareholders exchanged their Signet Entertainment Corporation preferred stock for equivalent shares of Signet International Holdings, Inc. Series A Super Preferred stock, as described above.

Note H - Common Stock Transactions

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
March 31, 2008 and 2007

Note H - Common Stock Transactions - Continued

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

Note I - Commitments

Leased office space

The Company operates from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  The lease agreement was originally expired to expire in July 2009 and has been subsequently amended to a month-to-month basis.  The lease currently requires monthly payments of approximately $1,000.  The Company is not responsible for any additional charges for common area maintenance.

The Company also reimburses two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company’s business, at approximately $250 per month.  These agreements are on a month-to-month basis.

For the respective three month periods ended March 31, 2008 and 2007, respectively, the Company paid or accrued an aggregate of approximately $6,760 and $5,100 for rent under these agreements.

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

To facilitate this Management Agreement, Signet will endeavor to raise capital contributions through a Private Placement Offering, Regulation 506 and /or a Public Offering and show evidence of the total capital funds required for the establishment of the Network including providing funds for the budgeted operations of the business for the term of this agreement plus extensions. Signet will also provide a minimum of 17,500 square feet of permanent structure (connector facility), fully equipped to accommodate full- service television studios, sound stages and various production equipment within completely air-conditioned and heated work places and mobile modular production unit (s) fully equipped and a Eutelsat satellite Hot Bird and delivery system.  Triple Play will, in turn, perform the following actions:  a) acquire and maintain various licenses; b) compliance with local ordinances and state laws; c) maintain complete books of account, which shall comply with requirements of any governmental agency including all Federal Communications commission (FCC) regulations; d),provide an annual budget to Signet, addressing all operating activities, including a reserve for repairs, refurbishment, and replacements to maintain the premises and equipment in good condition; e) make no expenditures other than those items provided in an annual budget; f) maintain books and records to be made available to Signet representatives; g) have complete creative control and authority to determine all matters concerning decor, design, arrangement, format and all production presentations including creative design, absolute control and discretion

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2008 and 2007

Note I - Commitments - Continued

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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)         Results of Operations and Plan of Operation

Period ended March 31, 2008 and 2007

We had no revenue for either of the respective three months ended March 31, 2008 and 2007, respectively.

General and administrative expenses for the three months ended March 31, 2008 and 2007 were approximately $31,500 and $25,300, respectively.  These costs relate principally to the maintenance of our corporate offices and the implementation of our business plan.

For the three months ended March 31, 2008 and 2007, we accrued compensation to our chief executive officer, Ernie Letiziano of $17,500 for each respective three month period.  Effective January 1, 2007, we engaged the services of and commenced the accrual of executive compensation of $17,500 per quarter to Thomas Donaldson for his role in implementing the Company’s business plan for future growth and/or acquisitions in the broadcast marketplace.

Our net loss for the three months ended March 31, 2008 and 2007, respectively, was approximately $(81,500) and $(65,000).  Our earnings per share for the respective quarters ended March 31, 2008 and 2007 were approximately $(0.02) and $(0.02) based on the respective weighted-average shares issued and outstanding at the end of each quarter.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2008 and 2007, respectively, the Company had working capital of approximately $(247,846) and $9,200, exclusive of accrued officer compensation.  Both Mr. Letiziano and Mr. Donaldson have both agreed to defer payment of their accrued compensation until such time that we have adequate cash flows to service these obligations without undue hardship to our operations and expansion plans.

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

Plan of Business

In March 2007, we began implementation of that part of our business plan relating to the acquisition of LPTV stations by executing by executing Sale & Share Exchange Contracts with the LPTV Stations.  Although we have had no revenues generated to date, we expect to realize revenues from operations of the LPTV stations once an agreement is finalized and executed and we take control of an LPTV Station.  Ernie Letiziano, our sole officer, director will not relinquish control of the company to any of the  acquired LPTV stations resulting from any of the agreement.  In addition, since the acquisition of the LPTV stations will be based upon issuing our stock in exchange for the LPTV station’s stock, we anticipate that we will not incur any cash expenditures other than incidental expenses such as telephone, travel and general and administrative expenses.  The expenses that we will incur related to the LPTV acquisition have been anticipated and are part of our monthly budget of cash-based expenses of approximately $10,500.00 per  month as set forth below.  The funds provided for the budgeted monthly expenses, including the expenses for acquisition of the LPTV stations, came from the issuance of shares raised by us in our private placement which commenced in September 2005 and was completed in January 2006.  Our current cash budget requirements of $10,500.00 per month will be accommodated by our current cash balance of $22,000.  Cash requirements in excess of this amount are anticipated to be met through the sale of additional equity securities, short-term loans from executive officers and/or the proceeds of additional equity offerings in conjunction with the acquisition of LPTV station(s).

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

(3) Capital Resources and Liquidity

As of March 31, 2008, we had approximately $22,500 in cash.  Our monthly cash requirements presently average  $10,500 per month.  Given our current circumstances, we will have to obtain additional sources of cash to preserve our plan of operation or terminate all activities.

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

(4)	Critical Accounting Policies

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

(5)	Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company does not undertake any specific actions to limit those exposures.

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

During the quarter ended March 31, 2008, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Signet International Holdings, Inc.

Dated: April 18, 2008	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director