Form 10KSB/A
period 2007-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2008-07-29
CIK 1317833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB /A
(Amendment No.1)

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB filed by Signet International Holdings, Inc. (the “Company”) on March 20, 2008 (the “Original 10-KSB”). The Company is amending Item 8(a) (Controls and Procedures) to include Management’s Report on Internal Control over Financial Reporting to further clarify the required disclosures under provisions of Item 308 in Regulation S-K.

Signet International Holdings, Inc.

Index to Contents

		Page Number
Part I
Item 1	Description of Business	1
Item 2	Description of Property	7
Item 3	Legal Proceedings	7
Item 4	Submission of Matters to a Vote of Security Holders	8

Part II

Item 5	Market for Company’s Common Equity, Related Stockholders Matters
	and Small Business Issuer Purchasers of Equity Securities	8
Item 6	Management’s Discussion and Analysis or Plan of Operation	10
Item 7	Financial Statements	F-1
Item 8	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	13
Item 8A	Controls and Procedures	13

Part III

Item 9	Directors, Executive Officers, Promoters and Control Persons;
	Compliance with Section 16(a) of the Exchange Act	15
Item 10	Executive Compensation	16
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	17
Item 12	Certain Relationships and Related Transactions	17
Item 13	Exhibits	18
Item 14	Principal Accountant Fees and Services	19

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

SIGNET INTERNATIONAL HOLDINGS, INC.

By:	/s/ Ernest W. Letiziano
ERNEST W. LETIZIANO
Chief Executive Officer Chief Financial Officer

Dated:	July 25 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ernest W. Letiziano Ernest W. Letiziano	Chief Executive Officer Chief Financial Officer, and Director	July 25 , 2008