Form 10-Q
period 2008-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2008-08-12
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                          to

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 11 2008: 4,527,962

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended June 30, 2008

Part 1
Item 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash in bank	$13,871	$42,434

Other Assets
Broadcast and intellectual properties, net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Assets	$4,021,120	$4,049,683
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$103,256	$87,128
Other accrued liabilities	203,625	209,175
Accrued officer compensation	391,170	286,170

Total Current Liabilities	698,051	582,423

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value 50,000,000 shares authorized 5,000,000 shares designated, issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value. 100,000,000 shares authorized. 4,507,962 and 4,504,962 shares issued and outstanding, respectively	4,508	4,505
Additional paid-in capital	4,689,538	4,688,741
Deficit accumulated during the development stage	(1,375,977)	(1,230,986)

Total Shareholders’ Equity (Deficit)	3,323,069	3,467,260

Total Liabilities and Shareholders’ Equity	$4,021,120	$4,049,683

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2008 and 2007 and
Period from October 17, 2003 (date of inception) through June 30, 2008

(Unaudited)
					Period from
					17-Oct-03
	Six months	Six months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and
formation expenses	-	-	-	-	89,801
Officer compensation	35,000	35,000	17,500	17,500	326,670
Other salaries	58,500	52,500	26,000	30,250	242,125
Other general and
administrative expenses	51,491	62,837	19,964	37,552	526,951
“Consulting expense”
related to sale of
common stock at
less than “fair value”	-	-	-	-	181,430

Total Expenses	144,991	150,087	63,464	85,302	1,366,977

Loss from Operations	(144,991)	(150,087)	(63,464)	(85,302)	(1,366,977)

Other Expense
Interest expense	-	-	-	-	(9,000)

Loss before
Provision for
Income Taxes	(144,991)	(150,087)	(63,464)	(85,302)	(1,375,977)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(144,991)	(150,087)	(63,464)	(85,302)	(1,375,977)

Other
Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(144,991)	$(150,087)	$(63,464)	$(85,302)	$(1 ,375,977)

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.03)	$(0.04)	$(0.01)	$(0.02)	$(0.35)
Weighted-average number
of shares of common
stock outstanding	4,505,391	4,242,743	4,505,819	4,381,939	3,897,141

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Six months ended June 30, 2008 and 2007 and
Period from October 17, 2003 (date of inception) through June 30, 2008

(Unaudited)
	Three months ended June 30, 2008	Three months ended June 30, 2007	Period from October 17, 2003 (date of inception) through June 30, 2008
Cash Flows from Operating Activities
Net Loss	$(144,991)	$(150,087)	$(1,375,977)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	125,000
“Compensation expense” related to sale of common stock at less than “fair value”	-	-	181,430
Increase (Decrease) in
Accounts payable - trade	16,128	(2,323)	28,256
Accrued liabilities	64,500	57,540	203,625
Accrued officers compensation	35,000	35,000	391,170

Net cash used in operating activities	(29,363)	(59,870)	(395,686)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	90,000
Cash paid to retire note payable	-	-	(90,000)
Cash proceeds from sale of common stock	800	6,800	436,189
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(10,447)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	800	6,800	409,557

Increase (Decrease) in Cash and Cash Equivalents	(28,563)	(53,070)	13,871

Cash and cash equivalents at beginning of period	42 ,434	153,847	-

Cash and cash equivalents at end of period	$13,871	$100,777	$13,871

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$9,000	$9,000
Income taxes paid (refunded)	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Acquisition of broadcast and intellectual properties with long-term contracts payable and common stock	$-	$4,007,249	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,376,000.

Note B - Preparation of Financial Statements

The acquisition of Signet Entertainment Corporation by Signet International Holdings, Inc. effected a change in control of Signet International Holdings, Inc. and was accounted for as a “reverse acquisition” whereby Signet Entertainment Corporation was the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Signet International Holdings, Inc. reflect the historical financial statements of Signet Entertainment Corporation from it’s inception and the operations of Signet International Holdings, Inc. subsequent to the September 8, 2005 transaction date.

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
June 30, 2008 and 2007

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
June 30, 2008 and 2007

Note D - Summary of Significant Accounting Policies - Continued

4.	Advertising expenses

The Company does not utilize direct solicitation advertising.  All other advertising and marketing expenses are charged to operations as incurred.

5.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of June 30, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At June 30, 2008 and 2007, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2008 and 2007

Note F - Income Taxes

The components of income tax (benefit) expense each of the six month periods ended June 30, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through June 30, 2008, are as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007	Period from October 17, 2003 (date of inception) through June 30, 2008
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of June 30, 2008, the Company has a net operating loss carryforward of approximately $638,000 for Federal and State income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through June 30, 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months ended June 30, 2008	Six months ended June 30, 2007	Period from October 17, 2003 (date of inception) through June 30, 2008

Statutory rate applied to income before income taxes	$(49,000)	$(51,000)	$(468,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Timing of deductions for accrued compensation	32,000	24,000	190,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	61,700
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	17,000	27,000	216,300

Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2008 and 2007

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards, statutory deferrals of accrued compensation and non-cash expense charges for securities issued/sold at less than “fair value”  give rise to deferred tax assets and liabilities as of June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
Deferred tax assets
Net operating loss carryforwards	$215,000	$194,000
Timing of deductions for accrued compensation	190,000	122,000
Less valuation allowance	(405,000)	(316,000)
Net Deferred Tax Asset	$-	$-

Note G - Preferred Stock

On March 14, 2007, the Company formally designated a series of Super Preferred Stock of the Company’s 50,000,000 authorized shares of the capital preferred stock of the Corporation.  The designated Series A Convertible Super Preferred Stock (the "Series A Super Preferred Stock"), to consist of 5,000,000 shares, par value $.001 per share, which shall have the following preferences, powers, designations and other special rights:

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
June 30, 2008 and 2007

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
June 30, 2008 and 2007

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

On June 5, 2008, the Company sold, in a private transaction, 3,000 shares of unregistered, restricted common stock for cash proceeds of $800, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

For the respective three month periods ended June 30, 2008 and 2007, respectively, the Company paid or accrued an aggregate of approximately $12,000 and $11,000 for rent under all of these agreements.

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
June 30, 2008 and 2007

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
June 30, 2008 and 2007

Note I - Commitments - Continued

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

Note J - Subsequent Event

On July 23, 2008, we executed an Option to Purchase Asset Agreement (Agreement) with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price is $3 million, payable as set forth in the Agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  The term of our option is one (1) year and expires on July 22, 2009.  As consideration for the Agreement, the Company issued 20,000 shares of restricted, unregistered common stock to Access Media Group, Inc.

The Company has 180 days to complete the acquisition after serving notice to AMG TV that the Company intends to exercise the option and is actively pursuing capital resources in order to exercise the option and integrate these operations according to the Company’s Business Plan.

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

(2)  Results of Operations and Plan of Operation

Period ended June 30, 2008 and 2007

We had no revenue for either of the respective six or three months ended June 30, 2008 and 2007, respectively.

General and administrative expenses for the six months ended June 30, 2008 and 2007 were approximately $63,464 and $85,302, respectively.  These costs relate principally to the maintenance of our corporate offices, continued efforts towards the implementation of our business plan and our compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended.

For the six months ended June 30, 2008 and 2007, we accrued compensation to our chief executive officer, Ernie Letiziano of $35,000 for each respective six month period.  Effective January 1, 2007, we engaged the services of and commenced the accrual of executive compensation of $17,500 per quarter to Thomas Donaldson for his role in implementing the Company’s business plan for future growth and/or acquisitions in the broadcast marketplace.

Our net loss for the six months ended June 30, 2008 and 2007, respectively, was approximately $(63,464) and $(85,302).  Our earnings per share for the respective six and three month periods ended June 30, 2008 and 2007 were approximately $(0.03) and $(0.01) for 2008 and approximately $(0.04) and $(0.02) for 2007, based on the respective weighted-average shares issued and outstanding at the end of each quarter.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At June 30, 2008 and 2007, respectively, the Company had working capital of approximately $(293,000) and $(34,000), exclusive of accrued officer compensation. Both Mr. Letiziano and our staff, including Mr. Donaldson, have agreed to defer payment of their accrued compensation until such time that we have adequate cash flows to service these obligations without undue hardship to our operations and expansion plans.

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

Plan of Business

We have begun the initial implementation of our business plan relating to the acquisition of LPTV stations by initiating the negotiation of Sale & Share Exchange Contracts with the owners of various identified LPTV Stations.  Although we have had no revenues generated to date, we expect to realize revenues from operations of the LPTV stations once an agreement is finalized and executed and we take control of an LPTV Station.  Ernie Letiziano, our sole officer, director will not relinquish control of Signet to any of the acquired LPTV stations resulting from any acquisition agreement.  In addition, since our business plan calls for the acquisition of any LPTV station(s) with the issuance or exchange of our common stock in exchange for either the ownership security interest in the LPTV station or an acquisition of the LPTV station’s assets and operations, we continue to believe that we should not incur any significant cash expenditures other than incidental expenses such as telephone, travel and general and administrative expenses.

We have a defined and immediate need for both operating and acquisition capital in future periods.  At the present time, management has no commitments for raising additional operating capital.  Accordingly, our future cash requirements are anticipated to be met through the sale of additional equity securities, short-term loans from executive officers and/or the proceeds of additional equity offerings in conjunction with the acquisition of LPTV station(s).

It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  Although we have verbal assurances from Mr. Letiziano that he will provide such interim working capital, there is no legal obligation for either management or significant stockholders to provide additional future funding.  We may raise additional funds through public offerings of equity, securities convertible into equity or debt, or private offerings of securities.

Liquidity has been maintained through the current period through our two successful funding rounds of both debt and equity offerings.  We anticipate that any funds we secure from future round(s) of financing will enable us to acquire our initial LPTV station(s), some using a cash consideration component, provide additional working capital to support our daily operations and, possibly acquire some stations currently incurring operating losses with future upside potential, purchase or develop broadcast programming and initiate Triple Play Media operations.  Our estimated capital requirements for these phases of our plan range as high as $30 to $50 million, plus up to an additional $15 million to support Triple Play.  Currently, we do not have any specifically identified source(s) of such potential financing.

Based upon our review and understanding of the marketplace today, we continue to believe that we will be able to take the appropriate steps to effectuate the acquisition of LPTV station(s).  However, our current financial condition and the condition of the capital markets in today’s environment may not allow us to complete any acquisition in a timely manner.

Our current monthly cash requirements do not include any post-acquisition costs of operating the LPTV stations.  We are unsure of the expenses to be required for operating the stations since we have not acquired any specific station to benchmark their current operating status and expenditure levels.  However, in the event that the stations do not generate the anticipated revenues, we may be unable to pay any shortfall from our current cash on hand.  We may have to rely on shareholder loans to cover such costs until the station generates sufficient revenues or until we can obtain additional debt or equity financing.  The fees and expenses for the due diligence, negotiations and expenses for the additional stations will be paid from current cash on hand, revenues or stockholder loans.

There will be no costs associated with Big Vision until services have been provided by Big Vision at which time we will be generating revenues to cover these costs.  Until such time we receive additional financing and proceed with our  business we have no other contractually obligated expenses.  We cannot assure investors that we will be able to raise sufficient capital. In the absence of additional funding, we may not be able to purchase some of the stations we have identified.  Even in our current financial condition, we remain confident that we will be able to acquire some profitable LPTV stations in exchange for our common stock and integrate their operations into our financial statements subsequent to their acquisition.

Apart from building the board of directors, and employees of LPTV stations we acquire as subsidiaries we do not expect any significant changes in the number of employees.

On July 23, 2008, we executed an Option to Purchase Asset Agreement (Agreement) with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price is $3 million, payable as set forth in the Agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  The term of our option is one (1) year and expires on July 22, 2009.  As consideration for the Agreement, we issued 20,000 shares of restricted, unregistered common stock to Access Media Group, Inc. and we have up to 180 days to complete the acquisition after serving notice to AMG TV that we intend to exercise the option.  Our management is actively pursuing the necessary capital resources to exercise the option and integrate these operations according to our Business Plan.

(3) Capital Resources and Liquidity

As of June 30, 2008, we had approximately $14,000 in cash.  Our monthly cash requirements presently average  $10,500 per month.  Given our current circumstances, we will have to obtain additional sources of cash to preserve our plan of operation or terminate all activities.

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

Management believes that actions presently being taken to obtain additional funding and to implement our strategic plans continue to provide the opportunity for us to continue as a going concern.  Management continues to refine and pursue the necessary capital resources for the development and implementation of our business plan.  As such, the Company remains as a “development stage company.”

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company does not undertake any specific actions to limit those exposures.

Item 4 - Controls and Procedures

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

During the quarter ended June 30, 2008, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On June 5, 2008, the Company sold, in a private transaction, 3,000 shares of unregistered, restricted common stock for cash proceeds of $800, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Subsequent to the execution of the July 23, 2008 Option to Purchase Asset Agreement (Agreement), we issued 20,000 shares of restricted, unregistered common stock to Access Media Group, Inc. (a Florida corporation), doing business as AMG TV, to acquire 100% of Access Media Group’s assets, satellite delivery service contracts, and  customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey. (See Item 5)

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

On July 23, 2008, we executed an Option to Purchase Asset Agreement (Agreement) with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price is $3 million, payable as set forth in the Agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  The term of our option is one (1) year and expires on July 22, 2009.  As consideration for the Agreement, we issued 20,000 shares of restricted, unregistered common stock to Access Media Group, Inc. and we have up to 180 days to complete the acquisition after serving notice to AMG TV that we intend to exercise the option.  Our management is actively pursuing the necessary capital resources to exercise the option and integrate these operations according to our Business Plan.

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

Signet International Holdings, Inc.

Dated: August 11, 2008	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director