Form 10KSB/A
period 2007-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2008-09-17
CIK 1317833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 2 )

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

Explanatory Note

This Annual Report on Form 10-KSB/A is filed as an amendment to the Annual Report on Form 10-KSB /A filed by Signet International Holdings, Inc. (the “Company”) on July 29 , 2008 (the “Original 10-KSB”). The Company is amending Item 8(a) (Controls and Procedures) to conclude that our disclosure controls and procedures are not effective because we failed to include our Management’s Report on Internal Control over Financial Reporting which was a failure to comply with the required disclosures under provisions of Item 308 in Regulation S-K.

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

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules based on the material weakness described below:

-	We failed to include the Management’s Report on Internal Control Over Financial Reporting in our Form 10-KSB filed on March 20, 2008.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We have amended the Form 10-KSB to include the Management’s Report on Internal Controls Over Financial Reporting;

2.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and

3.	increase management oversight of accounting and reporting functions in the future.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report .

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

PART IV

Item 13 - Exhibits

2.1	Stock Purchase Agreement dated July 8, 2005 between Scott Raleigh and Signet Entertainment Corporation. (1)
2.2	First Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation. (2)
2.3	Final Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation.(3)
3.1	Restated Certificate of Incorporation of Signet International Holdings, Inc. (3)
3.2	By-Laws (4)
3.3	Resolution regarding pre-incorporation contracts (5)
4.1	Certificate of Designation for Preferences and Rights of Series A Convertible Preferred Stock of Signet International Holdings, Inc. (7)
10.1	Management Agreement with Triple Play Media, Inc. (3)
10.2	Management Agreement with Big Vision, Inc. (4)
10.3	Screenplay Purchase Agreement with FreeHawk Productions, Inc. (rescinded) (4)
10.4	Mutual Agreement to Rescind Agreement with FreeHawk Productions, Inc. (3)
10.5	Landlord Letter (3)
10.6	Consulting Agreement with Merriam Joan Handy (5)
10.7	Agreement with FreeHawk Productions, Inc. - 20 half-hour episodes (7)
10.8	Agreement with FreeHawk Productions, Inc. - 30 half-hour episodes of “Border Patrol” (7)
10.9	Agreement with John E. Derhak (7)
14	Code of Ethics (6)
21	List of Subsidiaries (7)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on July 12, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on March 3, 2006.
(3)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on September 22, 2006
(4)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-134665) filed on June 2, 2006
(5)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on November 6, 2006
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-51185) filed on March 27, 2007
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A (File No. 000-51185) filed on July 29, 2008

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

SIGNET INTERNATIONAL HOLDINGS, INC.

By:	/s/ Ernest W. Letiziano
ERNEST W. LETIZIANO
Chief Executive Officer Chief Financial Officer

Dated:	September 16 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Ernest W. Letiziano Ernest W. Letiziano	Chief Executive Officer Chief Financial Officer, and Director	September 16 , 2008