Form 10-Q
period 2008-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2008-11-12
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-51185

Signet International Holdings, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	16-1732674 (IRS Employer ID Number)

205 Worth Avenue, Suite 316, Palm Beach, Florida 33480
(Address of principal executive offices)

(561) 832-2000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES☒  NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES☒  NO☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 11, 2008: 4,527,962

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended September 30, 2008

Item 1
Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary (a development stage enterprise) Consolidated Balance Sheets September 30, 2008 and December 31, 2007 (Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash in bank	$59,810	$42,434

Other Assets
Option agreement	100,000	-
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total other assets	4,107,249	4,007,249

Total Assets	$4,167,059	$4,049,683

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$133,912	$87,128
Other accrued liabilities	307,875	209,175
Accrued officer compensation	338,920	286,170

Total Current Liabilities	780,707	582,423

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,706,962 and 4,504,962 shares issued and outstanding, respectively	4,707	4,505
Additional paid-in capital	4,847,339	4,688,741
Deficit accumulated during the development stage	(1,470,694)	(1,230,986)

Total Shareholders’ Equity (Deficit)	3,386,352	3,467,260

Total Liabilities and Shareholders’ Equity	$4,167,059	$4,049,683

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2008 and 2007 and
Period from October 17, 2003 (date of inception) through September 30, 2008

(Unaudited)

					October 17, 2003
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and
formation expenses	-	-	-	-	89,801
Officer compensation	52,500	52,500	17,500	17,500	344,170
Other salaries	91,000	76,750	32,500	24,500	274,625
Other general and
administrative expenses	96,208	88,855	44,716	26,018	571,668
“Consulting expense”
related to sale of
common stock at
less than “fair value”	-	-	-	-	181,430

Total Expenses	239,708	218,105	94,716	68,018	1,461,694

Loss from Operations	(239,708)	(218,105)	(94,716)	(68,018)	(1,461,694)

Other Expense
Interest expense	-	-	-	-	(9,000)

Loss before
Provision for
Income Taxes	(239,708)	(218,105)	(94,716)	(68,018)	(1,470,694)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(239,708)	(218,105)	(94,716)	(68,018)	(1,470,694)

Other
Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(239,708)	$(218,105)	$(94,716)	$(68,018)	$(1,470,694)

Loss per weighted-average
share of common stock
outstanding, computed
on Net Loss - basic and
fully diluted	$(0.05)	$(0.05)	$(0.02)	$(0.02)	$(0.37)

Weighted-average number
of shares of common
stock outstanding	4,527,652	4,328,363	4,571,690	4,496,810	3,931,408

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended September 30, 2008 and 2007 and
Period from October 17, 2003 (date of inception) through September 30, 2008

(Unaudited)

			Period from
			17-Oct-03
	Three months	Three months	(date of inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net Loss	$(239,708)	$(218,215)	$(1,470,694)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance
of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	125,000
“Compensation expense” related
to sale of common stock at
less than “fair value”	-	-	181,430
Increase (Decrease) in
Accounts payable - trade	46,784	(19,165)	58,912
Accrued liabilities	98,750	85,040	307,875
Accrued officers compensation	52,750	52,500	338,920
Net cash used in operating activities	(41,424)	(99,730)	(407,747)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	90,000
Cash paid to retire note payable	-	-	(90,000)
Cash proceeds from sale of common stock	58,800	19,300	494,189
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(10,447)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	58,800	19,300	467,557

Increase (Decrease) in Cash and Cash Equivalents	17,376	(80,430)	59,810

Cash and cash equivalents at beginning of period	42,434	153,847	-

Cash and cash equivalents at end of period	$59,810	$73,417	$59,810

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$9,000	$9,000
Income taxes paid (refunded)	$-	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Acquisition of broadcast and intellectual properties with
long-term contracts payable and common stock	$-	$4,007,249	$4,007,249
Acquisition of option agreement with common stock	$100,000	$-	$100,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

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
September 30, 2008 and 2007

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
September 30, 2008 and 2007

Note D - Summary of Significant Accounting Policies - Continued

4.	Advertising expenses

The Company does not utilize direct solicitation advertising.  All other advertising and marketing expenses are charged to operations as incurred.

5.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of September 30, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

At September 30, 2008 and 2007, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2008 and 2007

Note F - Income Taxes

The components of income tax (benefit) expense each of the nine month periods ended September 30, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through September 30, 2008, are as follows:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Period from October 17, 2003 (date of inception) through September 30, 2008
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2008, the Company has a net operating loss carryforward of approximately $654,000 for Federal and State income tax purposes..  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through September 30, 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Period from October 17, 2003 (date of inception) through September 30, 2008

Statutory rate applied to income before income taxes	$(81,500)	$(74,000)	$(500,000)
Increase (decrease) in income taxes resulting from:	-	-	-
State income taxes
Timing of deductions for accrued compensation	17,300	49,000	115,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	61,700
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	64,200	25,000	323,300

Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2008 and 2007

Note F - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards, statutory deferrals of accrued compensation and non-cash expense charges for securities issued/sold at less than “fair value”  give rise to deferred tax assets and liabilities as of September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
Deferred tax assets
Net operating loss carryforwards	$222,000	$194,000
Timing of deductions for accrued compensation	115,000	122,000
Less valuation allowance	(337,000)	(316,000)

Net Deferred Tax Asset	$-	$-

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
September 30, 2008 and 2007

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
September 30, 2008 and 2007

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

On July 24, 2008 the Company issued 20,000 shares of unregistered, restricted common stock as a deposit on and in consideration for a Purchase Option Agreement executed on July 23, 2008 with a TV distribution and syndication company.  The deposit/option fee will be deducted from the total 100,000 shares of unregistered, restricted common stock to be issued upon closing of the transaction upon exercise of the option.   The total shares issued and to be issued are part of the terms of the Purchase Option Agreement that specifies a total purchase price of $3.0 million plus a management contract to be in place shortly after closing.  Terms of the management contract requires a payment of $20,000 per month to the present manager/owner.  The term of Purchase Option Agreement is one year from date of execution.

On August 19, 2008, the Company sold, in a private transaction, 5,000 shares of unregistered, restricted common stock for cash proceeds of $3,000, which approximated the fair value and closing quoted price of the Company's common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On August 22, 2008, the Company sold, in a private transaction, 174,000 shares of unregistered, restricted common stock for cash proceeds of $55,000, which approximated the fair value and closing quoted price of the Company's common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2008 and 2007

Note I - Commitments - Continued

Leased office space - continued

For the respective nine month periods ended September 30, 2008 and 2007, respectively, the Company paid or accrued an aggregate of approximately $12,000 and $11,000 for rent under all of these agreements.

Triple Play Management Agreement

On October 23, 2003, Signet Entertainment Corporation, the wholly-owned subsidiary of the Company, entered into a Management Agreement with Triple Play Media Management (Triple Play) of Peoria, Arizona.  Triple Play is engaged to be the management company to manage and operate any acquired Signet facility in the TV and other Media operations market on a permanent basis for Signet for a period often years (the initial period) with an automatic extension of an additional ten years unless the dissenting party gives proper notice.

Upon Signet's successfully raising the necessary required funding through a secondary offering, Signet will begin funding the working capital requirements of Triple Play for a share of Triple Play's profit.  The working capital commitment will be based on mutually agreed budgets and, at the present time, the company has no requirements for these services.

Big Vision Management Contract

On July 22, 2005, Signet Entertainment Corporation, the wholly-owned subsidiary of the Company, entered into a Management Agreement with Big Vision Studios, a Nevada Limited Liability Company (Big Vision) located in both Las Vegas, Nevada and Burbank, California whereby Big Vision will be the exclusive supplier of High Definition Equipment and Studio rental for Signet in future periods after the completion of a successful secondary public offering of the Company’s securities to provide sufficient operating capital for the establishment of the Company’s network.  At the present time, the Company has no requirements for these services.

Option Agreement

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

(2)  Results of Operations and Plan of Operation

Period ended September 30, 2008 and 2007

We had no revenue for either of the respective nine or three months ended September 30, 2008 and 2007, respectively.

General and administrative expenses for the nine months ended September 30, 2008 and 2007 were approximately $96,200 and $88,800, respectively.  These costs relate principally to the maintenance of our corporate offices, continued efforts towards the implementation of our business plan and our compliance with our reporting requirements under the Securities Exchange Act of 1934, as amended.

For the nine months ended September 30, 2008 and 2007, we accrued compensation to our chief executive officer, Ernie Letiziano of $52,500 for each respective nine month period.  Effective January 1, 2007, we engaged the services of and commenced the accrual of executive compensation of $17,500 per quarter to Thomas Donaldson for his role in implementing the Company’s business plan for future growth and/or acquisitions in the broadcast marketplace.

Our net loss for the nine months ended September 30, 2008 and 2007, respectively, was approximately $(240,000) and $(218,000).  Our earnings per share for the respective nine and three month periods ended September 30, 2008 and 2007 were approximately $(0.05) and $(0.02) for 2008 and approximately $(0.05) and $(0.02) for 2007, based on the respective weighted-average shares issued and outstanding at the end of each quarter.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2008 and 2007, respectively, the Company had working capital of approximately $(382,000) and $(130,000), exclusive of accrued officer compensation.  Both Mr. Letiziano and our staff, including Mr. Donaldson, have agreed to defer payment of their accrued compensation until such time that we have adequate cash flows to service these obligations without undue hardship to our operations and expansion plans.

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

Plan of Business

During the preceding periods, the Company has endeavored to secure funding to implement our business plan relating to the acquisition of LPTV stations by initiating the negotiation of Sale & Share Exchange Contracts with the owners of various identified LPTV Stations.  In connection with the economic decline, Signet has experienced an adversity of investors’ willingness to enter into debt or equity financing.  It has been determined that to spend additional time to pursue funding in the TV and Media industry other than the acquisition of AMG TV, Signet will seek only those investors interested in funding the AMG TV acquisition and operations. Based upon our review and understanding of the marketplace today, we believe that we will not be able to take the appropriate steps to effectuate the acquisition of LPTV station(s). However, our current financial condition and the condition of the capital markets in today's environment may not allow us to complete any acquisition in a timely manner including the acquisition of AMG TV.

At the present time, management has no commitments for raising additional operating capital. Accordingly, our future cash requirements are anticipated to be met through the sale of additional equity securities, short-term loans from executive officers and/or the proceeds of additional equity offerings in conjunction with the acquisition of AMG TV.  Although we have verbal assurances from Mr. Letiziano that he will provide such interim working capital, there is no legal obligation for either management or significant stockholders to provide additional future funding. We may raise additional funds through public offerings of equity, securities convertible into equity or debt, or private offerings of securities.

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

(3) Capital Resources and Liquidity

As of September 30, 2008, we had approximately $60,000 in cash.  Our monthly cash requirements presently average  $10,500 per month.  Given our current circumstances, we will have to obtain additional sources of cash to preserve our plan of operation or terminate all activities.

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

Not required for smaller reporting companies.
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

During the quarter ended September 30, 2008, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On July 24, 2008 the Company issued 20,000 shares of unregistered, restricted common stock as a deposit on and in consideration for a Purchase Option Agreement executed on July 23, 2008 with a TV distribution and syndication company.  The deposit/option fee will be deducted from the total 100,000 shares of unregistered, restricted common stock to be issued upon closing of the transaction upon exercise of the option.   The total shares issued and to be issued are part of the terms of the Purchase Option Agreement that specifies a total purchase price of $3.0 million plus a management contract to be in place shortly after closing.  Terms of the management contract requires a payment of $20,000 per month to the present manager/owner.  The term of Purchase Option Agreement is one year from date of execution.

On August 19, 2008, the Company sold, in a private transaction, 5,000 shares of unregistered, restricted common stock for cash proceeds of $3,000, which approximated the fair value and closing quoted price of the Company's common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On August 22, 2008, the Company sold, in a private transaction, 174,000 shares of unregistered, restricted common stock for cash proceeds of $55,000, which approximated the fair value and closing quoted price of the Company's common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

 Signet International Holdings, Inc.

Dated: November 10, 2008	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director