Form 10-K
period 2008-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2009-04-08
CIK 1317833

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes   ☒              No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2008:

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008, was:  The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 7, 2009 was approximately $360,746 based upon 2,254,662 shares held by non-affiliates and a closing market price of $0.16 per share on April 7, 2009 as quoted on www.yahoo.com.

Number of shares of the registrant’s common stock outstanding as of April 7, 2009 was: 4,706,962

Documents Incorporated by Reference: None.

Signet International Holdings, Inc.

Index to Contents

		Page Number
Part I

Item 1	Description of Business	1
Item 2	Description of Property	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	5

Part II

Item 5	Market for Company’s Common Equity, Related Stockholders Matters and Small Business Issuer Purchasers of Equity Securities	5
Item 6	Selected Financial Data	7
Item 7	Management’s Discussion and Analysis or Plan of Operation	7
Item 8	Financial Statements	9
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10
Item 9A	Controls and Procedures	10
		10
Part III

Item 10	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	11
Item 11	Executive Compensation	13
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13	Certain Relationships and Related Transactions	14

Part IV

Item 14	Exhibits List and Reports on Form 8-K	15
Item 15	Principal Accountant Fees and Services	15

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

General

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

For the respective years ended December 31, 2008 and 2007, the Company paid or accrued an aggregate of $21,068 and $19,325 for rent under these agreements.

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

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

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

	High	Low

Fiscal Year ended December 31, 2007
First quarter 2007 (January 1, 2007 - March 31, 2007)	$0.85	$1.20
Second quarter 2007 (April 1, 2007 - June 30, 2007)	$1.20	$3.50
Third quarter 2007 (July 1, 2007 - September 30, 2007)	$1.75	$2.65
Fourth quarter 2007 (October 1, 2007 - December 31, 2007)	$1.25	$2.25

Fiscal Year ended December 31, 2008
First quarter 2008 (January 1, 2008 - March 31, 2008)	$0.75	$.30
Second quarter 2007 (April 1, 2008 - June 30, 2008)	$.70	$.30
Third quarter 2007 (July 1, 2008 - September 30, 2008)	$.30	$.30
Fourth quarter 2007 (October 1, 2008 - December 31, 2008)	$.30	$.30

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

Item 6-Selected Financial Data

N/A

Item 7 - Management’s Discussion and Analysis or Plan of Operation

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	Results of Operations

The Company had no revenue for either of the years ended December 31, 2008 or 2007, respectively.

"Our total general and administrative operating expenses for each of the years ended December 31, 2008 and 2007 were approximately $311,000 and $307,000, respectively. Included in these expenses is approximately $70,000 per year for executive salaries and approximately $124,000 and $113,000 for the years ended December 31, 2008 and 2007, respectively, for administrative and other non-executive compensation during the same annual periods. Our non-compensation expenses were approximately $117,000 and $124,000 for each of the years ended December 31, 2008 and 2007 with the majority of these expenditures relating to office rents, as previously discussed, and legal and other professional fees. All of the above expenses relate to the consistent refinement and implementation of our business plan, the maintenance of the corporate entity and the preparation and filing of various periodic reports pursuant to the Securities Exchange Act of 1934, as required.  It is anticipated that future expenditure levels will increase as we implement our business plan and start full-scale operations."

Earnings per share for the respective years ended December 31, 2008 and 2007 were $(0.07) and $(0.07) based on the weighted-average shares issued and outstanding at the end of each respective period.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than refining and implementing our business plan and maintaining our obligations as a reporting company under the Securities Exchange Act of 1934 unless and until such time that we begin meaningful operations.

At December 31, 2008 and 2007, respectively, the Company had working capital of approximately $(792,000) and $(540,000), respectively. The working capital deficit includes aggregate accrued officer and other compensation of approximately $657,000 and $464,000 which all concerned parties have agreed to defer payment of said accrued compensation until the Board of Directors deem payments be made on an appropriate timely basis or as financial conditions warrant.

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

(4) Capital Resources and Liquidity

As of December 31, 2008, we had approximately $44,996 in cash.  Our monthly cash requirements presently average $11,000 per month.

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

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.  The Company is still in the process of developing and implementing its business plan and raising additional capital.  As such, the Company is considered to be a development stage company.

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

Item 8 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

s	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

s
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

s	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2008.  We may be currently considered to be a shell company in as much as, at this time, we have an uncertain business plan, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

PART III

Item 10 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Item 11 - Executive Compensation

Our sole officer and director is engaged full-time in the implementation of our business plan; however, has been paid less than $2,500 total since the inception of the Company.  Our sole officer and director have agreed to defer the payment of all accrued and unpaid compensation until such time that we have positive cash producing activities.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ernesto W. Letiziano Principal Executive Officer	2007 2008	$70,000 $70,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$70,000 $70,000

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Mr. Letiziano has agreed to defer payment of his salary for this period and, therefore, we have accrued such compensation as “accrued officer compensation” in the accompanying financial statements.  Such accrued compensation will be paid when the Company is able to do so.  Mr. Letiziano’s salary is determined by the Board of Directors of which Mr. Letiziano is the sole member.  In determining his salary, consideration was given to (i) the financial resources of the Company; (ii) the number of hours each week Mr. Letiziano devotes to the Company; (iii) the salaries of executive officers of other companies in the similar industries; and (iv)the salaries of executive officers of other companies in the developmental stage.  There is no formal or informal understanding regarding Mr. Letiziano’s salary which will be determined in the future based upon the factors set forth above and based upon our revenues.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Number of Shares	Percentage Shares Beneficially Owned (1)
Common Stock
Letiziano, Ernest W (2) (5)	1,000,000	21.91%
Donaldson, Thomas (2)	551,000	12.23%
Hillabrand, Hope E (3)	500,300	11.11%
Grad, Richard (4)	401,000	8.90%

Preferred Stock
Letiziano, Ernest W (2)	2,500,000	50.00%
Donaldson, Thomas (2)	1,000,000	20.00%
Hillabrand, Hope E (3)	1,500,000	30.00%

Officers and Directors as a group
Common Stock	987,000	21.91%
Preferred Stock	2,500,000	50.00%

(1)	Based on 4,504,962 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding at December 31, 2008.
(2)	The address for Mr. Letiziano and Mr. Donaldson is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.
(3)	The address for Ms. Hillabrand is PO Box 3191, Stuart, FL 34995
(4)	The address for Mr. Grad is 8845 Karen Lee Lane, Peoria, AZ 85382
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

Item 13 - Certain Relationships and Related Transactions

None.

PART IV

Item 14 - Exhibits

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
(4)           Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-134665) filed on June 2, 2006
(5)           Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on November 6, 2006
(6)           Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-51185) filed on March 27, 2007
(7)           Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A (File No. 000-51185) filed on July 29, 2008

Item 15 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended December 31,	Year ended December 31,
	2008	2007

(1) Audit fees	$16,688	$31,063
(2) Audit-related fees	-	-
(3) Tax fees	2,250	2,875
(4) All other fees	-	-
Totals	$18,938	$33,938

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

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors, if any, and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

(Remainder of this page left blank intentionally)

(Financial statements start on next page)

Signet International Holdings, Inc. (a development stage company)
Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through December 31, 2008	F-4

Consolidated Statement of Changes in Shareholders' Equity for the period from October 17, 2003 (date of inception) through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

Letterhead of S. W. Hatfield, CPA

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Signet International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Signet International Holdings, Inc. (a Delaware corporation and a development stage company) and Subsidiary (a Florida corporation) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, consolidated changes in shareholders' deficit and consolidated statements of cash flows for each of the years ended December 31, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through December 31, 2008, respectively.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signet International Holdings, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of its consolidated operations and its consolidated cash flows each of the years ended December 31, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through December 31, 2008, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

  /s/ S. W. Hatfield, CPA
 S. W. HATFIELD, CPA

Dallas, Texas
March 25, 2009

Signet International Holdings, Inc. and Subsidiary (a development stage company) Consolidated Balance Sheets December 31, 2008 and 2007
	December 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash in bank	$44,996	$42,434

Other Assets
Option agreement	100,000	-
Broadcast and intellectual properties, net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,107,249	4,007,249

Total Assets	$4,152,245	$4,049,683

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$137,520	$87,128
Other accrued liabilities	343,375	209,175
Accrued officer compensation	355,920	286,170

Total Current Liabilities	836,815	582,423

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,706,962 and 4,504,962 shares
issued and outstanding, respectively	4,707	4,505
Additional paid-in capital	4,847,339	4,688,741
Deficit accumulated during the development stage	(1,541,616)	(1,230,986)

Total Shareholders’ Equity (Deficit)	3,315,430	3,467,260

Total Liabilities and Shareholders’ Equity	$4,152,245	$4,049,683

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2008 and 2007 and
Period from October 17, 2003 (date of inception) through December 31, 2008

	Year ended December 31,	Year ended December 31,	Period from October 17, 2003 (date of inception) through December 31,
	2008	2007	2008

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	70,000	70,000	361,670
Other salaries	123,500	113,000	307,125
Other general and administrative expenses	117,130	124,051	774,020
Total expenses	310,630	307,051	1,532,616

Loss from operations	(310,630)	(307,051)	(1,532,616)

Other income (expense)
Interest expense	-	-	(9,000)

Loss before provision for income taxes	(310,630)	(307,051)	(1,541,616)

Provision for income taxes	-	-	-

Net Loss	(310,630)	(307,051)	(1,541,616)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(310,630)	$(307,051)	$(1,541,616)

Loss per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.07)	$(0.07)	$(0.39)

Weighted-average number of shares
outstanding - basic and fully diluted	4,572,724	4,372,875	3,968,902

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2008

	Preferred Stock		Common Stock		Additional paid-in	Deficit accumulated during the development	Stock subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Stock issued at formation of
Signet International
Holdings, Inc	-	$-	100,000	$100	$-	$-	$-	$100
Effect of reverse merger
transaction with Signet
Entertainment Corporation	4,000,000	4,000	3,294,000	3,294	33,416	-	-	40,710
Capital contributed to
support operations	-	-	-	-	3,444	-	-	3,444
Net loss for the period	-	-	-	-	-	(59,424)	-	(59,424)

Balances at
December 31, 2003	4,000,000	4,000	3,394,000	3,394	36,860	(59,424)	-	(15,170)

Common stock sold pursuant
to a private placement	-	-	70,000	70	34,930	-	(35,000)	-
Capital contributed to
support operations	-	-	-	-	20,492	-	-	20,492
Net loss for the year	-	-	-	-	-	(111,492)	-	(111,492)

Balances at
December 31, 2004	4,000,000	4,000	3,464,000	3,464	92,282	(170,916)	(35,000)	(106,170)

Issuance of preferred stock
for services	1,000,000	1,000	-	-	8,519	-	-	9,519
Common stock sold pursuant
to an August 2005 private
placement	-	-	57,000	57	513	-	-	570
Adjustment for stock sold at
less than “fair value”	-	-	-	-	56,430	-	-	56,430
Common stock sold pursuant
to a September 2005 private
placement memorandum	-	-	366,000	366	365,634	-	-	366,000
Cost of obtaining capital	-	-	-	-	(10,446)	-	-	(10,446)

-Continued-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued
Period from October 17, 2003 (date of inception) through December 31, 2007

	Preferred Stock		Common Stock		Additional paid-in	Deficit accumulated during the development	Stock subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total
Collections on stock
subscription receivable	-	-	-	-	-	-	35,000	35,000
Capital contributed to
support operations	-	-	-	-	9,875	-	-	9,875
Net loss for the period	-	-	-	-	-	(231,767)	-	(231,767)

Balances at
December 31, 2005	5,000,000	5,000	3,887,000	3,887	522,807	(402,683)	-	129,011

Common stock sold pursuant
to a September 2005 private
placement memorandum	-	-	15,000	15	14,985	-	-	15,000
Purchase of treasury stock	-	-	(50,000)	(50)	(49,950)	-	-	(50,000)
Common stock issued for
consulting services	-	-	250,000	250	249,750	-	-	250,000
Net loss for the year	-	-	-	-	-	(521,252)	-	(521,252)

Balances at
December 31, 2006	5,000,000	5,000	4,102,000	4,102	737,592	(923,935)	-	(177,2410

Common stock sold pursuant
to a September 2005 private
placement memorandum	-	-	19,300	19	19,284	-	-	19,303
Issuance of common stock
for broadcast and intellectual
properties	-	-	383,662	384	3,931,865	-	-	3,932,249
Net loss for the year	-	-	-	-	-	(307,051)	-	(307,051)

Balances at
December 31, 2007	5,000,000	5,000	4,504,962	4,505	4,688,741	(1,230,986)	-	3,467,260

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

Issuance of common stock
for services
Common stock sold pursuant to
a June 2008 private
placement memorandum	-	-	3,000	3	797	-	-	800
an August 2008 private
placement memorandum	-	-	5,000	5	2,995	-	-	3,000
an August 2008 private
placement memorandum	-	-	174,000	174	54,826	-	-	55,000
Common stock issued for
Purchase Option Agreement	-	-	20,000	20	99,980	-	-	100,000
Net loss for the year	-	-	-	-	-	(310,630)	-	(310,630)

Balances at
December 31, 2008	5,000,000	$5,000	4,706,962	$4,707	$4,847,339	$(1,541,616)	$-	$3,315,430

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007 and
Period from October 17, 2003 (date of inception) through December 31, 2008

	Year ended December 31, 2008	Year ended December 31, 2007	Period from October 17, 2003 (date of inception) through December 31, 2008
Cash Flows from Operating Activities
Net loss for the period	$(310,630)	$(307,051)	$(1,541,616)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid with issuance of common stock	-	-	50,810
Expenses paid with issuance of common stock	-	-	306,430
Increase (Decrease) in
Accounts payable - trade	50,392	(14,415)	62,520
Accrued liabilities	134,250	120,750	343,375
Accrued officers compensation	69,750	70,000	355,920

Net cash used in operating activities	(56,238)	(130,716)	(422,561)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	-	90,000
Repayment of note payable	-	-	(90,000)
Proceeds from sale of common stock	58,800	19,303	494,189
Cash paid to acquire capital	-	-	(10,447)
Purchase of treasury stock	-	-	(50,000)
Capital contributed to support operations	-	-	33,815

Net cash (used in) financing activities	58,800	19,303	467,557

Increase (Decrease) in Cash	2,562	(111,413)	44,996

Cash at beginning of period	42,434	153,847	-

Cash at end of period	$44,996	$42,434	$44,996

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$9,000
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note A - Organization and Description of Business

Signet International Holdings, Inc. (Company) was incorporated on February 2, 2005 in accordance with the Laws of the State of Delaware as 51142, Inc.  The Company changed its corporate name to Signet International Holdings, Inc. in conjunction with the September 8, 2005 transaction discussed below.

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

Signet Entertainment Corporation was incorporated on October 17, 2003 in accordance with the Laws of the State of Florida.  SIG was formed to establish a television network “The Gaming and Entertainment Network”.  To date, this effort has been incomplete.

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,542,000.

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
December 31, 2008 and 2007

Note C - Going Concern Uncertainty - Continued

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

5.     Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2005.  The Company does not anticipate any examinations of returns filed since 2005.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2008 and 2007

Note D - Summary of Significant Accounting Policies - Continued

5.     Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007.  FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

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

At December 31, 2008 and 2007, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

7.     Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2008 and 2007

Note F - Option Agreement

On July 23, 2008, we executed an Option to Purchase Asset Agreement (Agreement) with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price is $3 million, payable as set forth in the Agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  The term of our option is one (1) year and expires on July 22, 2009.  As consideration for the Agreement, the Company issued 20,000 shares of restricted, unregistered common stock to Access Media Group, Inc. with a mutually agreed-upon value of $100,000.

The Company has 180 days to complete the acquisition after serving notice to AMG TV that the Company intends to exercise the option and is actively pursuing capital resources in order to exercise the option and integrate these operations according to the Company’s Business Plan.

Note G - Broadcast and Intellectual Properties

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the years ended December 31, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through December 31, 2008, are as follows:

	Year ended December 31, 2008	Year ended December 31, 2007	Period from October 17, 2003 (date of inception) Year ended December 31, 2008

Federal:	$-	$-	$-
Current	-	-	-
Deferred	-	-	-

State:	-	-	-
Current	-	-	-
Deferred	-	-	-

Total	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2008 and 2007

Note H - Income Taxes - Continued

As of December 31, 2008, the Company has a net operating loss carryforward of approximately $695,000 for Federal income tax purposes and approximately $590,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2008 and 2007 and for the period from October 17, 2003 (date of inception) through December 31, 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended December 31, 2008	Year ended December 31, 2007	Period from October 17, 2003 (date of inception) through December 31, 2008

Statutory rate applied to income before income taxes	$(105,600)	$(104,400)	$(524,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible officers compensation	65,700	47,600	223,000
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	61,700
Other, including reserve for deferred tax asset and application of net operating loss carryforward	39,900	56,800	239,300

Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2008 and 2007, respectively:

	December 31, 2008	December 31, 2007

Deferred tax assets

Net operating loss carryforwards	$236,000	$194,000
Officer compensation deductible when paid	224,000	122,000
Less valuation allowance	(460,000)	(316,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2008 and 2007, respectively, the valuation allowance for the deferred tax asset increased by approximately $144,000 and $91,400.

Note I - Preferred Stock

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
December 31, 2008 and 2007

Note I - Preferred Stock - Continued

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

Note J - Common Stock Transactions

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
December 31, 2008 and 2007

Note J - Common Stock Transactions - Continued

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
December 31, 2008 and 2007

Note J - Common Stock Transactions - Continued

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

Note K - Commitments

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

For the respective years ended December 31, 2008 and 2007, respectively, the Company paid or accrued an aggregate of approximately $21,068 and $19,325 for rent under all of these agreements.

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
December 31, 2008 and 2007

Note K - Commitments - Continued

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

Option Agreement

On July 23, 2008, we executed an Option to Purchase Asset Agreement (Agreement) with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price is $3 million, payable as set forth in the Agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  The term of our option is one (1) year and expires on July 22, 2009.  As consideration for the Agreement, the Company issued 20,000 shares of restricted, unregistered common stock to Access Media Group, Inc. with a mutually agreed-upon value of $100,000.

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

SIGNET INTERNATIONAL HOLDINGS, INC.

By:	/s/ Ernest W. Letiziano
ERNEST W. LETIZIANO
Chief Executive Officer Chief Financial Officer

Dated:	April 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ernest W. Letiziano	Chief Executive Officer	April 7, 2009
Ernest W. Letiziano	Chief Financial Officer, and Director