Form 10-Q
period 2009-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2009-05-19
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

(561) 832-2000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 19, 2009: 4,706,962

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended March 31, 2009

Table of Contents

Part 1 - Financial Statements

Item 1

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash in bank	$28,793	$44,996

Other Assets
Option agreement	100,000	100,000
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,107,249	4,107,249

Total Assets	$4,136,042	$4,152,245

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$133,884	$137,520
Other accrued liabilities	378,875	343,375
Accrued officer compensation	372,183	355,920

Total Current Liabilities	884,942	836,815

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,706,962 shares issued and outstanding, respectively	4,707	4,707
Additional paid-in capital	4,847,339	4,847,339
Deficit accumulated during the development stage	(1,605,946)	(1,541,616)

Total Shareholders’ Equity (Deficit)	3,251,100	3,315,430

Total Liabilities and Shareholders’ Equity	$4,136,042	$4,152,245

The accompanying notes are an integral part of the financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Three months ended March 31, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through March 31, 2009

(Unaudited)

			Period from
			October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	17,500	17,500	379,170
Other salaries	32,500	32,500	339,625
Other general and administrative expenses	14,330	31,527	606,920
“Compensation expense” related to sale
of common stock at less than “fair value”	-	-	181,430

Total Expenses	64,300	81,527	1,596,946

Loss from Operations	(64,330)	(81,527)	(1,596,946)

Other Expense
Interest expense	-	-	(9,000)

Loss before Provision for Income Taxes	(64,330)	(81,527)	(1,605,946)

Provision for Income Taxes	-	-	-

Net Loss	(64,330)	(81,527)	(1,605,946)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(64,330)	$(81,527)	$(1,605,946)

Loss per weighted-average share
of common stock outstanding,
computed on Net Loss -
basic and fully diluted	$(0.01)	$(0.02)	$(0.40)

Weighted-average number of shares
of common stock outstanding	4,706,962	4,504,962	4,002,231

The accompanying notes are an integral part of the financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through March 31, 2009

(Unaudited)

			Period from
			October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net Loss	$(64,330)	$(81,527)	$(1,605,946)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance
of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	125,000
“Compensation expense” related
to sale of common stock at
less than “fair value”	-	-	181,430
Increase (Decrease) in
Accounts payable - trade	(3,636)	7,881	58,884
Accrued liabilities	35,500	36,250	378,875
Accrued officers compensation	16,263	17,500	372,183
Net cash used in operating activities	(16,2030	(19,896)	(438,764)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	90,000
Cash paid to retire note payable	-	-	(90,000)
Cash proceeds from sale of common stock	-	-	494,189
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(10,447)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	-	-	467,557

Increase (Decrease) in Cash and Cash Equivalents	(16,203)	(19,896)	28,793

Cash and cash equivalents at beginning of period	44,996	42,434	-

Cash and cash equivalents at end of period	$28,793	$22,538	$28,793

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid (refunded)	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2009 and 2008

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,600,000.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2008. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2009 and 2008

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending August 31, 2009.

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
March 31, 2009 and 2008

Note D - Summary of Significant Accounting Policies - Continued

3.     Research and development expenses

Research and development expenses are charged to operations as incurred.

4.     Advertising expenses

The Company does not utilize direct solicitation advertising.  All other advertising and marketing expenses are charged to operations as incurred.

5.     Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2006.  The Company does not anticipate any examinations of returns filed since 2006.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At March 31, 2009 and 2008, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
March 31, 2009 and 2008

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

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2009 and 2008

Note H - Income Taxes

The components of income tax (benefit) expense each of the three month periods ended March 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through March 31, 2009, are as follows:

Period from
October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009
Federal:
Current	$-	$-	$-
Deferred	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2009, the Company has a net operating loss carryforward of approximately $710,000 for Federal income tax purposes and approximately $600,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three months ended March 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through March 31, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

Statutory rate applied to income before income taxes	$(22,000)	$(28,000)	$(546,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible officers compensation	17,000	18,300	240,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	61,700
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	5,000	9,700	244,300

Income tax expense	$-	$-	$-

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2009 and 2008

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$241,000	$236,000
Officer compensation deductible when paid	240,000	224,000
Less valuation allowance	(481,000)	(460,000)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2009 and the year ended December 31, 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $21,000 and $144,000.

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
March 31, 2009 and 2008

Note I - Preferred Stock - Continued

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
March 31, 2009 and 2008

Note J - Common Stock Transactions - Continued

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
March 31, 2009 and 2008

Note K - Commitments

Leased office space

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

Licensing Agreement

On April 6, 2009, the Company entered into an Exclusive Licensing Agreement (Agreement) with Kerner Broadcasting Corporation, a Nevada Corporation (KBC) and Signet Entertainment Corporation, the Company’s wholly-owned subsidiary. Pursuant to the Agreement, KBC grants to the Company, through it’s subsidiary, the exclusive, nontransferable right and license to use, market, sell, and otherwise to commercialize KBC’s 3-D television technology.

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

(2)     Results of Operations

We had no revenue for either of the respective three month periods ended March 31, 2009 or 2008, respectively.

General and administrative expenses for the three months ended March 31, 2009 and 2008 were approximately $31,500 and $1,330 respectively.  These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the three months ended March 31, 2009 and 2008, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $17,500 for each respective three month period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $32,500 for each respective three month period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the three months ended March 31, 2009 and 2008, respectively, was approximately $(64,000) and $(81,500). Our earnings per share for the respective quarters ended March 31, 2009 and 2008 were approximately $(0.01) and $(0.02) based on the respective weighted-average shares issued and outstanding at the end of each quarter.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2009 and 2008, respectively, the Company had working capital of approximately $(150,000) and $(108,000), exclusive of accrued officer and other compensation. As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

(4)     Capital Resources and Liquidity

As of March 31, 2009, we had approximately $29,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(b)   Changes in Internal Controls

During the quarter ended March 31, 2009, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)           Exhibits

                31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

                None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Dated: May 19, 2009	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director