Form 10-Q
period 2009-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2009-08-12
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-51185

Signet International Holdings, Inc.
(Exact name of registrant as specified in its charter)

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES  ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 10, 2009: 4,731,962

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended June 30, 2009

Table of Contents

Item 1

Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash in bank	$33,282	$44,996

Other Assets
Option agreement	100,000	100,000
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,107,249	4,107,249

Total Assets	$4,140,531	$4,152,245

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$148,144	$137,520
Other accrued liabilities	414,375	343,375
Accrued officer compensation	389,683	355,920

Total Current Liabilities	952,202	836,815

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,731,962 and 4,706,962 shares
issued and outstanding, respectively	4,732	4,707
Additional paid-in capital	4,872,314	4,847,339
Deficit accumulated during the development stage	(1,693,717)	(1,541,616)

Total Shareholders’ Equity (Deficit)	3,188,329	3,315,430

Total Liabilities and Shareholders’ Equity	$4,140,531	$4,152,245

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through June 30, 2009

(Unaudited)

					Period from
					October 17, 2003
	Six months	Six months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	-	-	89,801
Officer compensation	35,000	35,000	17,500	17,500	396,670
Other salaries	65,000	58,500	32,500	26,000	372,125
Other general and administrative expenses	52,101	51,491	19,964	19,964	644,691
“Consulting expense”related to sale of
common stock at less than “fair value”	-	-	-	-	181,430

Total Expenses	152,101	144,991	87,771	63,464	1,684,717

Loss from Operations	(152,101)	(144,991)	(87,771)	(63,464)	(1,684,717)

Other Expense
Interest expense	-	-	-	-	(9,000)

Loss before Provision for Income Taxes	(152,101)	(144,991)	(87,771)	(63,464)	(1,693,717)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(152,101)	(144,991)	(87,771)	(63,464)	(1,693,717)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(152,101)	$(144,991)	$(87,771)	$(63,464)	$(1,693,717)

Loss per weighted-average
share of common stock outstanding, computed
on Net Loss - basic and fully diluted	$(0.03)	$(0.03)	$(0.02)	$(0.01)	$(0.35)

Weighted-average number
of shares of common
stock outstanding	4,714,835	4,505,391	4,722,621	4,505,819	4,033,688

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Six months ended June 30, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through June 30, 2009

(Unaudited)

			Period from
			17-Oct-03
	Six months	Six months	(date of inception)
	ended	ended	through
	June 30, 2009	June 30, 2008	June 30, 2009

Cash Flows from Operating Activities
Net Loss	$(151,101)	$(144,991)	$(1,693,717)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance
of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	125,000
“Compensation expense” related
to sale of common stock at less than “fair value”	-	-	181,430
Increase (Decrease) in
Accounts payable - trade	10,624	16,128	73,144
Accrued liabilities	71,000	64,500	414,375
Accrued officers compensation	33,763	35,000	389,683

Net cash used in operating activities	(36,714)	(29,363)	(459,275)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	90,000
Cash paid to retire note payable	-	-	-90,000
Cash proceeds from sale of common stock	25,000	800	519,189
Purchase of treasury stock	-	-	-50,000
Cash paid to acquire capital	-	-	-10,447
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	25,000	800	492,557

Increase (Decrease) in Cash and Cash Equivalents	(11,714)	(28,563)	33,282

Cash and cash equivalents at beginning of period	44,996	42,434	-

Cash and cash equivalents at end of period	$33,282	$13,871	$33,282

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid (refunded)	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2009 and 2008

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,700,000.

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
June 30, 2009 and 2008

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
June 30, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At June 30, 2009 and 2008, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
June 30, 2009 and 2008

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

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2009 and 2008

Note H - Income Taxes

The components of income tax (benefit) expense each of the six and three month periods ended June 30, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through June 30, 2009, are as follows:

Period from
August 1, 2007 (date of
	Six months	Six months	Three months	Three months	bankruptcy settlement)
	ended	ended	ended	ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of June 30, 2009, the Company has a net operating loss carryforward of approximately $744,000 for Federal income tax purposes and approximately $634,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six months ended June 30, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through June 30, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			October 17, 2003
	Six months	Six months	(date of inception)
	ended	ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009

Statutory rate applied to income before income taxes	$(52,000)	$(49,000)	$(576,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	34,000	32,000	261,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	18,000	17,000	253,000

Income tax expense	$-	$-	$-

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2009 and 2008

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$253,000	$236,000
Officer compensation deductible when paid	261,000	224,000
Less valuation allowance	(514,000)	(460,000)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $54,000 and $144,000.

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

Liquidation: Preference
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
June 30, 2009 and 2008

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
June 30, 2009 and 2008

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

On May 5, 2009, the Company sold, in a private transaction, 25,000 shares of unregistered, restricted common stock for cash proceeds of $25,000, which approximated the fair value and closing quoted price of the Company's common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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
June 30, 2009 and 2008

Note K - Commitments

Leased office space

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

(2)     Results of Operations

We had no revenue for either of the respective six or three month periods ended June 30, 2009 or 2008, respectively.

General and administrative expenses for the six  months ended June 30, 2009 and 2008 were approximately $52,000 and $51,000, respectively.  These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the six months ended June 30, 2009 and 2008, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $35,000 for each respective period.  We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $65,000 for each respective period.  None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the six months ended June 30, 2009 and 2008, respectively, was approximately $(152,000) and $(145,000).  Our earnings per share for the respective quarters ended June 30, 2009 and 2008 were approximately $(0.03) and $(0.03) based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At June 30, 2009 and 2008, respectively, the Company had working capital of approximately $(163,000) and $(155,000), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

(3)     Plan of Business

In March 2007, we began implementation of our initially disclosed business plan relating to the acquisition of LPTV stations by executing by executing Sale & Share Exchange Contracts with the LPTV Stations.  To date, we have been presented with several acquisition opportunities; however, we have been unsuccessful in raising sufficient capital to fulfill the cash requirements to consummate closing on any one of these potential acquisitions.

Acquisition of Access Media Group, Inc. and its Subsidiary, AMG-TV

We have executed an Option to Purchase Agreement which will allow our acquisition of a programming distribution and syndication company which is essential to the success of the Signet plan of establishing our own network and to also offer an exclusive 3-D TV Network.

AMG-TV (AMG) currently has programming content that is currently being aired in over 50.0 million television households in the United States.  AMG provides delivery of programming to all of the Caribbean, New Zealand, Germany, Central and South America and, currently anticipates, a Q3-2009 launch in Asia through affiliations with over 200 digital full power stations consisting of  independents, national affiliates, cable networks, and satellite services such as Dish Network and DirecTV on a daily basis.  We believe that AMG’s programming is useful, informative, entertaining and distinctive that fulfills the entertainment requirements of today’s global viewing audiences.

AMG currently holds over 2,000 broadcast property titles at the Pittsburgh library.  A second library of 1,500 feature films and vintage programming is housed outside of Dallas and the library in New Jersey consists of 500 music specials and films.  These assets are available in numerous formats.

AMG has a distribution footprint that includes a potentially unexploited market which extends from the United States/ Mexican border and passes South through Central America and extends throughout all of the South American countries to the southernmost tip of Chile.

The Acquisition of Exclusive Licensing Rights from Kerner Broadcasting Corporation

Kerner Broadcasting Corporation (KBC) and its affiliate, Kerner Labs, represent the current amalgamation of talented professionals their common goal of which is to design and develop state-of-the-art stereoscopic 3-D hardware and, related technologies.

Kerner Labs is affiliated with Kerner Optical LLC, a studio and movie effects group whose formation and historical background rise from the spinoff of Industrial Light & Magic (ILM), a special effects company founded and developed by George Lucas and his team.  Kerner's engineers, machinists and technology experts have been building extraordinary cameras and rigs to accommodate whatever the ILM photographic effects artists required to create astounding visual effects imagery in motion pictures.

Studios and broadcasters are endeavoring to align with a 3-D distribution format compatible with the existing Digital 2-D pipeline.  However, the competing TV/DVD manufacturers are incorporating different 3-D formats into their systems or just brand their systems as "3-D Ready."   Kerner Labs has developed a set-top box which decodes multiple existing 3-D formats for display on a variety of different types and styles of 3-D monitors from various manufacturers.  This converter box appears to be the hardware preferred by major manufacturers.

Historically, competing broadcast and replay formats and hardware have taken several years and multiple versions for the consuming public and various standard setting organizations to determine the most feasible and/or popular format and delivery system.  With the Kerner technology, it is anticipated that display manufacturers will be able to display a clear, high quality 3-D TV content and distribution through the proprietary Kerner 3-D set top converter box.

The technology behind this converter box was developed by a group of individuals with significant experience and focus on 3-D generation that joined Kerner in order to better focus their energies on developing the highest caliber 3-D products and technologies to meet the anticipated emerging 3-D boom.  Kerner and its affiliates have applied for and received several 3-D patents and are working on key new technologies that will result in a number of additional new patents.

As Signet’s new licensor, Kerner will be in a position to support AMG to effectively bring Kenner’s cutting-edge 3-D technology to the AMG client base and consumer homes. This combination will afford Kerner the cost effective benefit of not having to create an extensive sales and distribution structure, not to mention having its own TV Network which literally spans the terrestrial skyscape.  Kerner also anticipates development efforts to create step-ahead technology, improve 3-D and develop more solutions.  AMG will be in the position to grow its brand by offering 3-D TV exclusively into its markets.

We anticipate that the acquisition of AMG and the distribution agreement with KBC will impart crucial benefits for success because we will be able to meet the needs for supplying content, syndicating and distributing the content, and realizing the sales in one complete triangle of a scalable business.

(4)     Capital Resources and Liquidity

As of June 30, 2009, we had approximately $33,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

(b)   Changes in Internal Controls

During the quarter ended June 30, 2009, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On May 5, 2009, the Company sold, in a private transaction, 25,000 shares of unregistered, restricted common stock for cash proceeds of $25,000, which approximated the fair value and closing quoted price of the Company's common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.  The proceeds from this transaction were used to support operations and for working capital.

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

Signet International Holdings, Inc.

Dated: August 11, 2009	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director