Form 10-Q
period 2009-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2009-11-16
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

(561) 832-2000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES☒    NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES☐ NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☒   NO☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 16, 2009: 4,922,222

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended September 30, 2009

Item 1

Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30,2009	December 31, 2008
ASSETS
Current Assets
Cash in bank	$17,419	$44,996

Other Assets	600,000	100,000
Option agreement Broadcast and intellectual properties,net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,249	4,107,249

Total Assets	$4,624,668	$4,152,245

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$152,144	$137,520
Other accrued liabilities	449,875	343,375
Accrued officer compensation	407,183	355,920
Total Current Liabilities	1,009,202	836,815

Commitments and Contingencies
Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value 50,000,000 shares authorized
5,000,000 shares designated, issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
4,831,962 and 4,706,962 shares issued and outstanding, respectively	4,832	4,707
Additional paid-in capital	5,372,214	4,847,339
Deficit accumulated during the development stage	(1,766,580)	(1,541,616)

Total Shareholders’ Equity (Deficit)	3,615,466	3,315,430

Total Liabilities and Shareholders’ Equity	$4,624,668	$4,152,245

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through September 30, 2009

(Unaudited)

	Nine months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Three months ended September 30, 2008	Period from October 17, 2003 (date of inception)through September 30, 2009

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	-	-	89,801
Officer compensation	52 ,500	52,500	17,500	17,500	414,170
Other salaries	97,500	91,000	32,500	32,500	404,625
Other general and administrative expenses	74,964	88,855	22,863	44,716	667,554
“Consulting expense” related to sale of common stock at less than “fair value”	-	-	-	-	181,430

Total Expenses	224,964	218,105	72,863	94,716	1,757,580

Loss from Operations	(224,964)	(218,105)	(72,863)	(94,716)	(1,757,580)

Other Expense
Interest expense	-	-	-	-	(9,000)

Loss before Provision for Income Taxes	(224,964)	(218,105)	(72,863	(94,716)	(1,766,580)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(224,964)	(218,105)	(72,863)	(94,716)	(1,766,580)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(224,964)	$(218,105)	$(72,863)	$(94,716)	$(1,766,580)

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.05)	$(0.05)	$(0.02)	$(0.02)	$(0.43)

Weighted-average number of shares of common stock outstanding	4,725,369	4,527,652	4,746,092	4,571,690	4,063,808

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through September 30, 2009

(Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Period from October 17, 2003 (date of inception) through September 30, 2009
Cash Flows from Operating Activities
Net Loss	$(222,964)	$(144,991)	$(1,766,580)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	125,000
“Compensation expense” relatto sale of common stock at less than “fair value”	-	-	181,430
Increase (Decrease) in
Accounts payable - trade	14,624	16,128	77,144
Accrued liabilities	106,500	64,500	449,875
Accrued officers compensation	51,263	35,000	407,183

Net cash used in operating activities	(52,577)	(29,363)	475,138)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
`Cash proceeds from note payable	-	-	90,000
Cash paid to retire note payable	-	-	(90,000)
Cash proceeds from sale of common stock	25,000	800	519,189
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(10,447)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	25,000	800	492,557

Increase (Decrease) in Cash and Cash Equivalents	(27,577)	(28,563)	17,419

Cash and cash equivalents at beginning of period	44,996	42,434

Cash and cash equivalents at end of period	$17,419	$13,871	$17,419

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid (refunded)	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for downpayment on Asset Purchase Agreement	$100,000	$-	$600,000

Acquisition of broadcast properties with common stock and accounts payable	$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
September 30, 2009 and 2008

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,800,000.

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
September 30, 2009 and 2008

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 30, 2009.

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

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of the Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

At September 30, 2009 and 2008, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
September 30, 2009 and 2008

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

On September 18, 2009, the Company and the owners of Access Media Group, Inc. executed an Asset Purchase Agreement whereby the Company will acquire “... one hundred percent (100%) of the Pittsburgh, PA leased facility (and/or any other leased facility owned or leased by Seller), licenses, equipment and ancillaries of the assets listed and identified on Exhibit A which includes a list of Affiliates and Clearances and all other assets including but not limited to intellectual properties, leases, licenses, permits, clients lists, contracts, applications pending or otherwise owned by AMG-TV without lien or security interest.  The purchase price is approximately $3,000,000 composed of 100,000 shares of common stock valued at $5.00 per share and a note payable of $2,500,000.  The $2,500,000 note payable bears interest at prime plus 2%, [accruing from September 18, 2009] and is payable in increments of $100,000 starting on the 180th day after September 18, 2009 and $100,000 every 90 days thereafter.  In the event that the Company is successful in selling any part of a future stock offering, 33.3% of the net proceeds of said offering will be applied to reduction of this note payable up to $1,500,000 or a maximum of the total balance due at that time.

This Stock Purchase Agreement has an effective date of January 1, 2010.

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
September 30, 2009 and 2008

Note G - Broadcast and Intellectual Properties - Continued

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the nine and three month periods ended September 30, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through September 30, 2009, are as follows:

	Nine months ended September 30, 2009	Ninemonths ended September 30, 2008	Three months ended September 30,2 009	Three month ended September 30, 2008	Period from August 1, 2007 (date of bankruptcy settlement)through September 30, 2009

Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of September 30, 2009, the Company has a net operating loss carryforward of approximately $760,000 for Federal income tax purposes and approximately $650,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2009 and 2008

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine months ended September 30, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through September 30, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Period from October 17, 2003 (date of inception) through September 30, 2009
Statutory rate applied to income before income taxes	$(76,000)	$(81,500)	$(601,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	51,000	49,000	278,000
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	25,000	32,500	261,000
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009	December 31, 2008
Deferred tax assets
Net operating loss carryforwards	$258,000	$236,000
Officer compensation deductible when paid	278,000	224,000
Less valuation allowance	(536,000)	(460,000)
Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $76,000 and $144,000.

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
September 30, 2009 and 2008

Note I - Preferred Stock - Continued

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
September 30, 2009 and 2008

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
September 30, 2009 and 2008

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

On September 18, 2009, in connection with an Asset Purchase Agreement, the Company issued 100,000 shares of common stock valued at $5.00 per share as a down payment against the Agreement.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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
September 30, 2009 and 2008

Note K - Commitments - Continued

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

On September 18, 2009, the Company and the owners of Access Media Group, Inc. executed an Asset Purchase Agreement whereby the Company will acquire “... one hundred percent (100%) of the Pittsburgh, PA leased facility (and/or any other leased facility owned or leased by Seller), licenses, equipment and ancillaries of the assets listed and identified on Exhibit A which includes a list of Affiliates and Clearances and all other assets including but not limited to intellectual properties, leases, licenses, permits, clients lists, contracts, applications pending or otherwise owned by AMG-TV without lien or security interest.  The purchase price is approximately $3,000,000 composed of 100,000 shares of common stock valued at $5.00 per share and a note payable of $2,500,000.  The $2,500,000 note payable bears interest at prime plus 2%, [accruing from September 18, 2009] and is payable in increments of $100,000 starting on the 180th day after September 18, 2009 and $100,000 every 90 days thereafter.  In the event that the Company is successful in selling any part of a future stock offering, 33.3% of the net proceeds of said offering will be applied to reduction of this note payable up to $1,500,000 or a maximum of the total balance due at that time.

This Stock Purchase Agreement has an effective date of January 1, 2010.

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

(2)      Results of Operations

We had no revenue for either of the respective nine or three month periods ended September 30, 2009 or 2008, respectively.

General and administrative expenses for the nine months ended September 30, 2009 and 2008 were approximately $75,000 and $89,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the nine months ended September 30, 2009 and 2008, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $52,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $97,500 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the nine months ended September 30, 2009 and 2008, respectively, was approximately $(225,000) and $(240,000).  Our earnings per share for the respective quarters ended September 30, 2009 and 2008 were approximately $(0.05) and $(0.05) based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2009 and December 31, 2008, respectively, the Company had working capital of approximately $(186,000) and $(143,000), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

On September 18, 2009, the Company and the owners of Access Media Group, Inc. executed an Asset Purchase Agreement whereby the Company will acquire one hundred percent (100%) of the Pittsburgh, PA leased facility (and/or any other leased facility owned or leased by Seller), licenses, equipment and ancillaries of the assets listed and identified on Exhibit A which includes a list of Affiliates and Clearances and all other assets including but not limited to intellectual properties, leases, licenses, permits, clients lists, contracts, applications pending or otherwise owned by AMG-TV without lien or security interest.  The purchase price is approximately $3,000,000 composed of 100,000 shares of common stock valued at $5.00 per share and a note payable of $2,500,000.  The $2,500,000 note payable bears interest at prime plus 2%, [accruing from September 18, 2009] and is payable in increments of $100,000 starting on the 180th day after September 18, 2009 and $100,000 every 90 days thereafter.  In the event that the Company is successful in selling any part of a future stock offering, 33.3% of the net proceeds of said offering will be applied to reduction of this note payable up to $1,500,000 or a maximum of the total balance due at that time.

This Stock Purchase Agreement has an effective date of January 1, 2010.

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

(4) Capital Resources and Liquidity

As of September 30, 2009, we had approximately $33,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended September 30, 2009, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On September 18, 2009, the Company and the owners of Access Media Group, Inc. executed an Asset Purchase Agreement whereby the Company will acquire one hundred percent (100%) of the Pittsburgh, PA leased facility (and/or any other leased facility owned or leased by Seller), licenses, equipment and ancillaries of the assets listed and identified on Exhibit A which includes a list of Affiliates and Clearances and all other assets including but not limited to intellectual properties, leases, licenses, permits, clients lists, contracts, applications pending or otherwise owned by AMG-TV without lien or security interest.  The purchase price will be approximately $3,000,000 composed of 100,000 shares of common stock valued at $5.00 per share and a note payable of $2,500,000.  The $2,500,000 note payable will bear interest at prime plus 2%accruing from September 18, 2009 and is payable in increments of $100,000 starting on the 180th day after September 18, 2009 and $100,000 every 90 days thereafter.  In the event that the Company is successful in selling any part of a future stock offering, 33.3% of the net proceeds of said offering will be applied to reduction of this note payable up to $1,500,000 or a maximum of the total balance due at that time.

This Stock Purchase Agreement has an effective date of January 1, 2010.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

              On September 21, 2009 the Company filed a Form 8-k with the SEC based on an agreement with Access Media, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Date:November 16, 2009	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director