Form 10-K
period 2009-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2010-04-12
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐  Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-51185

Signet International Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		16-1732674
(State of incorporation)		(IRS Employer ID Number)
205 Worth Avenue, Suite 316, Palm Beach, Florida 33480
(Address of principal executive offices)

(561) 832-2000
(Registrant's telephone number)

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 7, 2010 was approximately $ -0- based upon 2,469,922 shares held by non-affiliates and a closing market price of $0.00 per share on April 7, 2010, as quoted at www.bigcharts.com.

As of April 7, 2010, there were 4,922,222 shares of Common Stock issued and outstanding.

Signet International Holdings, Inc.
Form 10-K for the Year ended December 31, 2009

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; our ability to sustain, manage or forecast its growth; our ability to successfully make and integrate acquisitions; existing government regulations and  changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in  business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

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

On September 8, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among us, Signet Entertainment Corporation, and the shareholders of Signet Entertainment Corporation ( Shareholders ), we acquired all of the then issued and outstanding preferred and common shares of Signet Entertainment Corporation for a total of 3,421,000 common shares and 5,000,000 preferred shares of our stock which was issued to the Signet Entertainment Corporation shareholders. Pursuant to the agreement, Signet Entertainment Corporation became our wholly owned subsidiary.

Our business plan has been and continues to be oriented towards the building of a new broadcast media group comprised of television stations and complimentary syndication and production companies serving mid- to large- sized U.S. markets. Upon the successful completion of our capital raising efforts to adequately fund the implementation of our business plan we intend to grow into one of the most significant and diversified television broadcasting companies in the country today. Our business plan focuses on three complimentary segments: ownership and operations of various television stations, ownership of a programming and syndication company and the ownership and operation of a television production company.

Currently, we only have a single wholly-owned subsidiary, Signet Entertainment Corporation (SIG), which was incorporated on October 17, 2003 for the purpose of  launching a gaming and entertainment television network.  We will purchase, lease, and employ the apparatus, equipment, and personnel necessary to establish the network.  The network intends to cover major Poker and Blackjack tournaments as well as other major high stakes casino games.  The network also intends to cover via satellite and cable other sports events such as horse racing and selected global events which have a sports and entertainment format.  SIG s largest source of revenue will come from advertising, specifically from various resorts and casinos, and sporting sites in North and South America, Europe, Asia and Africa.  SIG will realize income from infomercials and sports and entertainment programming that offer subject matter that are all-encompassing to the network s format.  Signet International Holdings, Inc. does not have  international operations.

Broadcast and Intellectual Properties

On April 13, 2006, we purchased the exclusive rights to 20 titled half-hour screen plays representing original programming from FreeHawk Productions, Inc (FreeHawk).  On August 19,  2006, by mutual agreement, Signet and FreeHawk rescinded this agreement.  On April 20, 2007, the Company entered into a new purchase agreement with Freehawk for 100% of the rights to 21 separate television series to be produced by Freehawk exclusively for Signet.  The total consideration paid by us for these rights was 270,000  shares of restricted, unregistered common stock and a $50,000 open account payable.  Based on an independent third-party appraisal, we valued this transaction  at approximately $2,870,625.  The common stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no  underwriter was used in this transaction.

On May 22, 2007, the Company acquired the exclusive television rights to “Tales From The moe.Republic” , by John E. Derhak.  This full -length novel is in the process of  being published and is currently being sold in an abridged, autographed limited edition through the website www.moerepublic.org.  We paid consideration of 113,662 shares of our restricted, unregistered common stock and a $25,000 open accounts payable for these rights.  Based on an independent third -party  appraisal, the Company valued this transaction at approximately $1,136,600.  The common stock was issued pursuant to an exemption from registration under Section 4(2) of  the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Broadcast technology

On April 6, 2009, the Company entered into an Exclusive Licensing Agreement (Agreement) with Kerner Broadcasting Corporation, a Nevada Corporation (KBC) and Signet Entertainment Corporation, the Company’s wholly-owned subsidiary.  Pursuant to the Agreement, KBC granted the Company, through its subsidiary, the exclusive, nontransferable right and license to use, market, sell, and otherwise commercialize KBC’s 3-Dimension (3-D) television technology.

On April 9, 2010, one of the principals of KBC confirmed to the Company that at the time it entered into the Agreement with us, KBC did not own the rights to the above referenced 3D technology and that KBC has since ceased all operations and has been dissolved as a corporation.  We, in consultation with our legal counsel, are considering all available legal remedies that may be available as a consequence of KBC's conduct relative to this matter.  However, the possibility of any recovery from an action we initiate may be remote.

As our management believes that this technology will be the next breakthrough in television production and broadcasting, we have started preliminary confidential negotiations with two other 3D technology developers that we believe have a viable product in an effort to obtain the required technology for the continued development of a 3D TV Network.

Future considerations

We continually evaluate all of the above components of our business plan, the current state of the domestic and international economies and the capital markets to attempt to develop a successful and viable business.  However, at the time of this filing, we cannot predict whether or not our current plans will be ultimately be successful, remain as viable business opportunities or strategies, or we will seek to take advantage of other compatible situations that may be presented to us in future periods.

Employees

We currently have one employee, our sole officer, Ernest W. Letiziano.  Mr. Letiziano is Chief Executive Officer and in that role Mr. Letiziano will be responsible for the implementation of our business plan.  This will involve all the duties normally ascribed to a Chief Executive Officer for the day-to-day management of the business, including but not limited to: secure and manage revenues, manage costs and cash, safeguard assets, ensure proper reporting and compliance with reporting bodies, ensure that our stockholder s interests are protected, manage risk and escalate issues as appropriate to the Board, conduct regular reviews of the business with the Board, and contribute, faithfully and diligently, to  the strategic development of the business.

Competition

With the growing availability of on-demand, self-programming and search features, along with increased competition from converging industry players in telecommunications and the Internet, the television industry has been and continues to face unparalleled complexity that will alter traditional TV business models.  The entertainment industry is  therefore, extremely competitive.

This competition comes from both companies within the industry and those who are engaged in other forms of entertainment media that create alternative forms of leisure entertainment.  The increasing gap between the major networks and the smaller ones allows market space for smaller companies, such as Signet, to develop.

Currently the over the air networks may be identified by size according to the number of TV households they attract. The basic category or groupings of the major networks and several of the lesser but better known networks are as follows:

Major networks such as ABC, CBS, NBC, FOX

Major cable networks such as: ESPN, USA, Bravo, Fox Sports Net, UPN, PAX, The Travel Channel, The Tube Smaller cable networks: Food Channel, Spike TV, HGTV, Golf Channel

Smaller Cable/Satellite networks such as: CGTV Network (Canada), Variety Sports Network, TVG Horse Racing.

Such networks currently reach between one and eight million TV households.

We believe that our key competitive strategy rests in the diversification in business risk and delivery systems.  We plan to be a provider of television content creation, packaging, programming and distribution; not only to our owned and operated LPTV stations, but via other distribution systems such as cable and satellite.  Additionally, as previously discussed, we plan to have our own sports and entertainment network to offer to stations and cable systems.

We intend to develop and implement strategies that will not only serve this diverse audience but will achieve significant cost savings from the traditional supply chain in order to  fund new delivery channels, whether it be cable, broadcast TV, full power or low power, the Internet or satellite.

The entertainment industry, and particularly the television industry, is a highly competitive commerce.  Currently this industry continues to experience pressure from a period of mergers and acquisitions and fluctuating revenues which are dependent on current economic conditions.  Once our presence is recognized, we anticipate that we will experience potential competitors who have greater financial, marketing, programming and broadcasting resources than we do.

The markets in which we have targeted to acquire are also in a constant state of change arising from such issues as technological improvements and economic and regulatory developments. Technological innovation and the resulting proliferation of television entertainment, such as cable television, wireless cable, satellite-to-home  distribution services, pay-per-view and home video and entertainment systems, have fractionalized television viewing audiences and have subjected free over -the-air television broadcast stations to increased competition.  We may not be able to compete effectively or adjust our business plans to meet changing market conditions.  We are unable to predict what form of competition will develop in the future, the extent of the competition or its possible effects on our proposed businesses.

Government Regulation

The broadcasting industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the Communications Act).  Approval by the FCC is required for the issuance, renewal and assignment of station operating licenses and the transfer of control of station licensees.  Although we do not currently hold any FCC licenses, in the event that we acquire or are granted an FCC license in the future, the Company s business will be dependent upon its continuing to hold television broadcast licenses from the FCC, which license are issued for maximum terms of eight years.  While in the vast majority of cases such licenses are renewed by the FCC, there can be no assurance that the Company will be able to renew licenses it acquires or is grant at their expiration dates.  If such licenses were not renewed or acquisitions approved, we may lose revenue that we otherwise could have earned.

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

We have not applied to acquire any existing or new FCC licenses.  However, application will be made immediately subsequent to execution of an agreement which results in the acquisition of a  license, LPTV station or other broadcast property.  Although the waiting period for approval of such licenses can take between 60 -90 days, such period will have no effect on our business since we intend to assume responsibility only upon license approval.

Item 1A - Risk Factors

Not applicable

Item 1B - Uncleared Staff Comments

None

Item 2 - Description of Property

We currently operate from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  This lease agreement expired in July 2009 and has been amended to a month-to-month basis.  The lease currently requires monthly payments of approximately $965 and we are not responsible for any additional charges for common area maintenance.

We also reimburse two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company s business, at approximately $250 per month.  These agreements are on a month -to-month basis.

For the respective years ended December 31, 2009 and 2008, we paid or accrued an aggregate of $24,500 and $24,000 for rent under these agreements.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 - Market for Company s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

We filed a request for clearance of quotations on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5) with NASD Regulation Inc.  On March 7, 2007, we were issued a clearance letter and the trading symbol “SIGN” was issued on our common stock.

We have a limited trading market exists for our equity securities.  As such, the market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our  actual or projected performance.

The ask/high and bid/low information for each calendar quarter in the previous two (2) years, as obtained from www.bigcharts.com, are as follows:

	High	Low
Fiscal year ended December 31, 2008
Quarter ended March 31, 2008	$0.75	$0.30
Quarter ended June 30, 2008	$0.70	$0.30
Quarter ended September 30, 2008	$0.30	$0.30
Quarter ended December 31, 2008	$0.30	$0.30

Fiscal year ended December 31, 2009
Quarter ended March 31, 2009	$0.51	$0.16
Quarter ended June 30, 2009	$11.00	$0.16
Quarter ended September 30, 2009	$11.00	$0.96
Quarter ended December 31, 2009	$2.00	$0.36

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

On May 22, 2007, we issued 113,662 shares of unregistered, restricted common stock for the acquisition of intellectual properties related to literary works. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On August 30, 2007, we sold, in a private transaction, 12,500 shares of unregistered, restricted common stock at a price of $1.00 per share for cash.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On June 5, 2008, we sold, in a private transaction, 3,000 shares of unregistered, restricted common stock for cash proceeds of $800, which approximated the fair value and closing quoted price of the Company s common stock on the transaction date.  These shares were sold pursuant to an exemption from registration under Section  4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

O July 24, 2008, we issued 20,000 shares of unregistered, restricted common stock as a deposit on and in consideration for a Purchase Option Agreement executed on July 23, 2008 with a TV distribution and syndication company.  The deposit/option fee will be deducted from the total 100,000 shares of unregistered, restricted  common stock to be issued upon closing of the transaction upon exercise of the option.  The total shares issued and to be issued are part of the terms of the Purchase  Option Agreement that specifies a total purchase price of $3.0 million plus a management contract to be in place shortly after closing.  The terms of the management contract require a payment of $20,000 per month to the present manager/owner.  The term of Purchase Option Agreement is one year from date of execution.

On August 19, 2008, we sold, in a private transaction, 5,000 shares of unregistered, restricted common stock for cash proceeds of $3,000, which approximated the  fair value and closing quoted price of our common stock on the transaction date.  These shares were sold pursuant to an exemption from registration under  Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On August 22, 2008, we sold, in a private transaction, 174,000 shares of unregistered, restricted common stock for cash proceeds of $55,000, which approximated  the fair value and closing quoted price of the Company's common stock on the transaction date.  These shares were sold pursuant to an exemption from registration under  Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On May 5, 2009, we sold, in a private transaction, 25,000 shares of unregistered, restricted common stock for cash proceeds of $25,000, which approximated the fair value and closing quoted price of the Company's common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On August 4, 2009, we issued 1,000 shares of unregistered, restricted common stock in payment of consulting fees valued at $1,000, which approximated the fair value and closing quoted price of the Company's common stock on the transaction date, to an unrelated individual.   These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On September 18, 2009, in connection with an Asset Purchase Agreement, we issued 100,000 shares of common stock valued at $5.00 per share as a down payment against the Agreement.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On October 26, 2009, pursuant to an Investment Agreement executed on October 23, 2007, we sold 89,260 shares of the Company’s common stock for cash proceeds of approximately $31,241 or $0.35 per share, which approximated the “fair value” of the Company’s common stock on the date of the transaction.  This transaction was in accordance with a Registration Rights Agreement executed on November 5, 2007 with a Private Equity Fund whereby the Company agreed to sell an indeterminate amount of its shares to the Fund and provided for the registration of said shares pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933 as amended.  The Company incurred costs of raising capital of approximately $5,300 on this transaction.

Reports to Stockholders

We intend to remain compliant with its obligations under the Securities Exchange Act of 1934, as amended, and, therefore, plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm.  In the event we enter into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders.   Additionally, we may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Item 6-Selected Financial Data

N/A

Item 7  - Management s Discussion and Analysis or Plan of Operation

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; our ability to sustain, manage or forecast its growth; our ability to successfully make and integrate acquisitions; existing government regulations and  changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in  business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	Results of Operations

We had no revenue for either of the years ended December 31, 2009 or 2008.

Our total general and administrative operating expenses for each of the years ended December 31, 2009 and 2008 were approximately $296,000 and $311,000, respectively.  Included in these expenses is approximately $70,000 per year for executive salaries and approximately $130,000 and $124,000 for the years ended December 31, 2009 and 2008, respectively, for administrative and other non-executive compensation during the same annual periods.  Our non-compensation expenses were approximately $96,000 and $117,000 for each of the years ended December 31, 2009 and 2008, with the majority of these expenditures relating to office rents, as previously discussed, and legal and other professional fees.  All of the above expenses relate, principally, to the consistent refinement and implementation of our business plan, the maintenance of the corporate  entity and the preparation and filing of various periodic reports pursuant to the Securities Exchange Act of 1934, as required.

It is anticipated that future expenditure levels will increase when we implement our business plan and start full-scale operations.

Earnings per share for the respective years ended December 31, 2009 and 2008 were $(0.06) and $(0.07) based on the weighted -average shares issued and outstanding at the end of each respective period.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than refining and implementing our business plan and maintaining our obligations as a reporting company under the Securities Exchange Act of 1934 unless and until such time that we begin meaningful operations.

At December 31, 2009 and 2008, respectively, we had working capital of approximately $(1,037,000) and $(792,000), respectively.  The working capital deficit includes aggregate accrued officer and other compensation of approximately $856,000 and $657,000 which all concerned parties have agreed to defer payment of said accrued compensation until the Board of Directors deem payments be made on an appropriate timely basis or as financial conditions warrant.

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

We need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that we would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

(3)	Plan of Business

During the preceding periods, we have endeavored to secure funding to implement our business plan relating to the acquisition of LPTV stations by initiating the negotiation of Sale & Share Exchange Contracts with the owners of various identified LPTV Stations.  In connection with the current U. S. econony, we have experienced a significant reluctance of investors willing to enter into debt or equity financing.  It has been determined that to spend additional time to pursue funding in the TV and Media  industry other than the acquisition of AMG TV, Signet will seek only those investors interested in funding the AMG TV acquisition and operations.  Based upon our ongoing review and understanding of the marketplace today, we believe that we will not be able to take the appropriate steps to effectuate the acquisition of LPTV station(s) in the foreseeable future.  However, our current financial condition and the condition of the capital markets in today's environment may not allow us to complete any acquisition in a timely manner including the acquisition of AMG TV.

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

On July 23, 2008, we executed an Option to Purchase Asset Agreement (Agreement) with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price is $3 million, payable as set forth in the Agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  The term of our option was for one (1) year and expired on July 22, 2009.  As consideration for the Agreement, we issued 20,000 shares of restricted, unregistered common stock to Access Media Group, Inc. and we have up to 180 days to complete the acquisition after serving notice to AMG TV that we intend to exercise the option.  Our management has been actively pursuing the necessary capital resources to exercise the option and integrate these operations according to our Business Plan.

(4)	Capital Resources and Liquidity

As of December 31, 2009, we had approximately $32,400 in cash.  Our monthly cash requirements presently average approximately $5,200 per month as our operating activities required approximately $68,500 and $56,200 for each of the years ended December 31, 2009 and 2008, respectively.

As reflected in the accompanying financial statements, we are in the development stage with no operations.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  We have no plans to utilize any cash for payments of compensation to our sole officer and employee until we are properly funded.  We intend to raise additional capital to continue our operations although there is no assurance we will be successful.  Currently, we have no material commitments to make capital expenditures.

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

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.  We continue to be in the process of refining and implementing our business plan and raising additional capital.  As such, the Company is considered to be a development stage company.

(5)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (GAAP).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

(6)	Effect of Climate Change Legislation

We currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact our operations or require capital expenditures to become compliant.  Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact our business activities.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2009.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Ernest W. Letiziano	62	President, Chief Executive Officer
		Chief Financial Officer and Director

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

Biographical Information

Ernest W. Letiziano was appointed as the Company’s President, Chief Executive Officer, Chief Financial officer and sole director as of July 8, 2005.  Mr. Letiziano, age 62, has over 40 years of experience in finance, business and sports and entertainment.  After serving his internship with Haskins & Sells, CPA’s (currently Deliotte), Mr. Letiziano sat for his CPA Certificate in Pennsylvania.  In 1964, he also received his Registered Municipal Accountant’s Certificate to practice in New York, New Jersey and Pennsylvania.  He was employed with Haskins and Sells from 1962-1969.  Mr. Letiziano attended Pennsylvania State University, where he majored in  accounting and economics. From 1970-1972, he co-owned an accounting practice in Reading, PA.  From 1992 to the present,  Mr. Letiziano has been self-employed as an international monetarist facilitating financial transactions for his clients.  From 1988 to 1993, Mr. Letiziano was CEO of Ringside International Broadcasting Corporation, (NASDAQ: RIBC).  RIBC enjoyed over 4 years of success in sports and entertainment TV programming and captured 98% of the TV markets; in excess of 66 million TV households in the United States.  RIBC boxing shows also aired in eight foreign countries.  RIBC was  sold in 1993 to a Houston, Texas based company.  Mr. Letiziano co-owned Classic Motor Car Company, an automobile-manufacturer from 1973 to 1976.  From 1977 to 1982, he was Vice President of First Florida Utilities, Inc., a five-state utility public company  (NASDAQ:SFFL).  In 1982, Mr. Letiziano founded Ringside Events, Inc., a promotional boxing enterprise.  He has held boxing commission licenses in 13 states and Great Britain and has promoted and produced over 150 major events worldwide.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert as defined in Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the  limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ernest W. Letiziano Principal Executive Officer	2009 2008 2007	$70,000 $70,000 $70,000	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$70,000 $70,000 $70,000
The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Mr. Letiziano has agreed to defer payment of his salary for this period and, therefore, we have accrued such compensation as accrued officer compensation in the  accompanying financial statements.  Such accrued compensation will be paid when the Company is able to do so.  Mr. Letiziano s salary is determined by the Board of Directors of which Mr. Letiziano is the sole member.  In determining his salary, consideration was given to (i) the financial resources of the Company; (ii) the number of hours each week Mr. Letiziano devotes to the Company; (iii) the salaries of executive officers of other companies in the similar industries; and (iv)the salaries of executive  officers of other companies in the developmental stage.  There is no formal or informal understanding regarding Mr. Letiziano s salary which will be determined in the future based upon the factors set forth above and based upon our revenues.

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

Shares Beneficially Owned (1)

Name and address	Number of Shares	Percentage

Common Stock
Letiziano, Ernest W (2) (5)	987,000	20.05%
Donaldson, Thomas (2)	551,000	11.19%
Hillabrand, Hope E (3)	500,300	11.11%
Grad, Richard (4)	401,000	8.15%

Preferred Stock
Letiziano, Ernest W (2)	2,500,000	50.00%
Donaldson, Thomas (2)	1,000,000	20.00%
Hillabrand, Hope E (3)	1,500,000	30.00%

Officers and Directors as a group
Common Stock	987,000	20.05%
Preferred Stock	2,500,000	50.00%

(1)	Based on 4,922,222 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding at December 31, 2009.
(2)	The address for Mr. Letiziano and Mr. Donaldson is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.
(3)	The address for Ms. Hillabrand is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(4)	The address for Mr. Grad is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(5)
Of these 987,000 shares, Mr. Letiziano owns 887,000 shares directly. The remaining 100,000 shares are held by Signet Entertainment Corp, our wholly owned subsidiary.  Because Mr. Letiziano is our sole officer and director, he has investment control over these 100,000 shares of our common stock held by Signet Entertainment Corp.

(6)
None of the individuals listed in this table qualify as a beneficial owner under Securities Act Release No. 33-4819. Mr. Letiziano, Mr. Donaldson, Ms. Hillabrand, and  Mr. Grad do not have any spouses or minor children that hold shares in the Company.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

There are no identified relationships or transactions between us and any of our directors, officers and principal stockholders.

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 5065 (a)(2) of the Nasdaq Listing Rules.

PART IV

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

1. Audit fees	$18,365	$16,688
2. Audit-related fees	-	-
3. Tax fees	1,000	2,250
4. All other fees	-	-

Totals	$19,365	$18,938

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

Item 15 - Exhibits, Financial Statement Schedules

2.1	Stock Purchase Agreement dated July 8, 2005 between Scott Raleigh and Signet Entertainment Corporation. (1)
2.2	First Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between SignetInternational Holdings, Inc. and Signet Entertainment Corporation. (2)
2.3	Final Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation.(3)
3.1	Restated Certificate of Incorporation of Signet International Holdings, Inc. (3)
3.2	By-Laws (4)
3.3	Resolution regarding pre-incorporation contracts (5)
4.1	Certificate of Designation for Preferences and Rights of Series A Convertible Preferred Stock of Signet International Holdings, Inc. (7)

10.1	Management Agreement with Triple Play Media, Inc. (3)
10.2	Management Agreement with Big Vision, Inc. (4)
10.3	Screenplay Purchase Agreement with FreeHawk Productions, Inc. (rescinded) (4)
10.4	Mutual Agreement to Rescind Agreement with FreeHawk Productions, Inc. (3)
10.5	Landlord Letter (3)
10.6	Consulting Agreement with Merriam Joan Handy (5)
10.7	Agreement with FreeHawk Productions, Inc. - 20 half-hour episodes (7)
10.8	Agreement with FreeHawk Productions, Inc. - 30 half-hour episodes of “Border Patrol” (7)
10.9	Agreement with John E. Derhak (7)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on July 12, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on March 3, 2006.
(3)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on September 22, 2006.
(4)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-134665) filed on June 2, 2006.
(5)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on November 6, 2006.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-51185) filed on March 27, 2007.

(Financial statements start on next page)

Signet International Holdings, Inc.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009	F-3

Consolidated Statement of Changes in Shareholders' Equity for the period from October 17, 2003 (date of inception) through December 31, 2009	F-4 - F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009	F-7

Notes to Consolidated Financial Statements	F-8 - F-18

Letterhead of S. W. Hatfield, CPA

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders
Signet International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Signet International Holdings, Inc. (a Delaware corporation and a development stage company) and Subsidiary (a Florida corporation) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, consolidated changes in shareholders' deficit and consolidated statements of cash flows for each of the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009, respectively.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signet International Holdings, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of its consolidated operations and its consolidated cash flows each of the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

By:	/s/ S. W. HATFIELD, CPA
S. W. HATFIELD, CPA

Dallas, Texas
April 7, 2010 (except for Note M as to
which the date is April 9, 2010)

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash in bank	$32,396	$44,996

Other Assets
Option agreement	600,000	100,000
Broadcast and intellectual properties, net of accumulated amortization of $-0-
	4,007,249	4,007,249

Total Other Assets	4,607,249	4,107,249

Total Assets	$4,639,645	$4,152,245

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$5,000	$-
Accounts payable - trade	153,529	$137,520
Other accrued liabilities	485,375	343,375
Accrued officer compensation	424,683	355,920

Total Current Liabilities	1,068,587	836,815

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
4,922,222 and 4,706,962 shares
issued and outstanding, respectively	4,922	4,707
Additional paid-in capital	5,399,065	4,847,339
Deficit accumulated during the development stage	(1,837,929)	(1,541,616)

Total Shareholders’ Equity (Deficit)	3,571,058	3,315,430

Total Liabilities and Shareholders’ Equity	$4,639,645	$4,152,245

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through December 31, 2009

			Period from
			October 12, 2003
	Year ended	Year ended	(date of inception) through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	70,000	70,000	431,670
Other salaries	130,000	123,500	437,125
Other general and administrative expenses	96,163	117,130	870,333
Total expenses	296,163	310,630	1,828,929

Loss from operations	(296,163)	(310,630)	(1,828,929)

Other income (expense)
Interest expense	150	-	(9,000)

Loss before provision for income taxes	(296,313)	(310,630)	(1,837,929)

Provision for income taxes	-	-	-

Net Loss	(296,313)	(310,630)	(1,837,929)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(296,313)	$(310,630)	$(1,837,929)

Loss per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.06)	$(0.07)	$(0.45)

Weighted-average number of shares
outstanding - basic and fully diluted	4,769,032	4,572,724	4,097,671

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2009

						Deficit
						accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Stock issued at formation of
Signet International
Holdings, Inc.	-	$-	100,000	$100	$-	$-	$-	$100
Effect of reverse merger
transaction with Signet
Entertainment Corporation	4,000,000	4,000	3,294,000	3,294	33,416	-	-	40,710
Capital contributed to
support operations	-	-	-	-	3,444	-	-	3,444
Net loss for the period	-	-	-	-	-	(59,424)	-	(59,424)

Balances at
December 31, 2003	4,000,000	4,000	3,394,000	3,394	36,860	(59,424)	-	(15,170

Common stock sold pursuant
to a private placement	-	-	70,000	70	34,930	-	(35,000)	-
Capital contributed to
support operations	-	-	-	-	20,492	-	-	20,492
Net loss for the year	-	-	-	-	-	(111,492)	-	(111,492)

Balances at
December 31, 2004	4,000,000	4,000	3,464,000	3,464	92,282	(170,916)	(35,000)	(106,170)

Issuance of preferred stock
for services	1,000,000	1,000	-	-	8,519	-	-	9,519
Common stock sold pursuant
to an August 2005 private
placement	-	-	57,000	57	513	-	-	570
Adjustment for stock sold at
less than “fair value”	-	-	-	-	56,430	-	-	56,430
Common stock sold pursuant
to a September 2005 private
placement memorandum	-	-	366,000	366	365,634	-	-	366,000
Cost of obtaining capital	-	-	-	-	(10,446)	-	-	(10,446)

- Continued -

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued
Period from October 17, 2003 (date of inception) through December 31, 2009

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
Period from October 17, 2003 (date of inception) through December 31, 2009

						Deficit
						accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total
Balances at
December 31, 2007	5,000,000	$5,000	4,504,962	$4,505	$4,688,741	$(1,230,986)	$-	$3,467,260

Issuance of common stock
for services
Common stock sold pursuant
to a June 2008 private
placement memorandum	-	-	3,000	3	797	-	-	800
an August 2008 private
placement memorandum	-	-	5,000	5	2,995	-	-	3,000
an August 2008 private
placement memorandum	-	-	174,000	174	54,826	-	-	55,000
Common stock issued for
Purchase Option Agreement	-	-	20,000	20	99,980	-	-	100,000
Net loss for the year	-	-	-	-	-	(310,630)	-	(310,630)

Balances at
December 31, 2008	5,000,000	5,000	4,706,962	4,707	4,847,339	(1,541,616)	-	3,315,430

Common stock sold pursuant
to a private placement
in May 2009	-	-	25,000	25	24,975	-	-	25,000
Common stock issued for
payment of consulting fees
in August 2009	-	-	1,000	1	999	-	-	1,000
Common stock as a deposit
on an Asset Purchase
Agreement in September
2009	-	-	100,000	100	499,900	-	-	500,000
Common stock sold pursuant
to a Registration Statement
on Form SB-2 in October 2009	-	-	89,260	89	31,152	-	-	31,241
Less cost of raising capital	-	-	-	-	(5,300)	-	-	(5,300)
Net loss for the year	-	-	-	-	-	(296,313)	-	(296,313)

Balances at
December 31, 2009	5,000,000	$5,000	4,922,222	$4,922	$5,399,065	$(1,837,929)	$-	$3,571,058

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through December 31, 2009

			Period from
			October 17, 2003
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(296,313)	$(310,630)	$(1,837,929)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid
with issuance of common stock	-	-	50,810
Expenses paid with issuance of common stock	1,000	-	307,430
Increase (Decrease) in
Accounts payable - trade	16,009	50,392	78,529
Accrued liabilities	142,000	134,250	485,375
Accrued officers compensation	68,763	69,750	424,683

Net cash used in operating activities	(68,541)	(56,238)	(491,102)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	5,000	-	95,000
Repayment of note payable	-	-	(90,000)
Proceeds from sale of common stock	56,241	58,800	550,430
Cash paid to acquire capital	(5,300)	-	(15,747)
Purchase of treasury stock	-	-	(50,000)
Capital contributed to support operations	-	-	33,815

Net cash (used in) financing activities	55,941	58,800	523,498

Increase (Decrease) in Cash	(12,600)	2,562	32,396

Cash at beginning of period	44,996	42,434	-

Cash at end of period	$32,396	$44,996	$32,396

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$150	$-	$9,150
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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
December 31, 2009 and 2008

Note D - Summary of Significant Accounting Policies - Continued

5.     Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2009 and 2008,  respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At December 31, 2009 and 2008, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2009 and 2008

Note F - Option Agreement

On July 23, 2008, we executed an Option to Purchase Asset Agreement with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price is $3 million, payable as set forth in this agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  The term of our option is one (1) year and expires on July 22, 2009.  As consideration for the Agreement, the Company issued 20,000 shares of restricted, unregistered common stock to Access Media Group, Inc. with a mutually agreed-upon value of $100,000.

The Company has 180 days to complete the acquisition after serving notice to AMG TV that the Company intends to exercise the option and is actively pursuing capital resources in order to exercise the option and integrate these operations according to the Company’s Business Plan.

On September 18, 2009, the Company and the owners of Access Media Group, Inc. executed an Asset Purchase Agreement (Purchase Agreement) whereby the Company will acquire “... one hundred percent (100%) of the Pittsburgh, PA leased facility (and/or any other leased facility owned or leased by Seller), licenses, equipment and ancillaries of the assets listed and identified on Exhibit A which includes a list of Affiliates and Clearances and all other assets including but not limited to intellectual properties, leases, licenses, permits, clients lists, contracts, applications pending or otherwise owned by AMG-TV without lien or security interest.  The purchase price is approximately $3,000,000 composed of 100,000 shares of common stock valued at $5.00 per share and a note payable of $2,500,000.  The $2,500,000 note payable bears interest at prime plus 2%, [accruing from September 18, 2009] and is payable in increments of $100,000 starting on the 180th day after September 18, 2009 and $100,000 every 90 days thereafter.  In the event that the Company is successful in selling any part of a future stock offering, 33.3% of the net proceeds of said offering will be applied to reduction of this note payable up to $1,500,000 or a maximum of the total balance due at that time.

This Purchase Agreement was originally scheduled to close and become effective as of January 1, 2010; however, in March 2010, the Company and Access Media Group, Inc. mutually agreed to defer the closing on this Purchase Agreement until June 30, 2010 with no other changes to the terms and conditions.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2009 and 2008

Note H- Note Payable

On October 27, 2009, the Company executed a note payable to an individual in the amount of $5,000.  The proceeds from this note were used for working capital.  This note bears interest at 10% per annum and is due and payable on the 360th day after October 27, 2009.  The lender reserved the unilateral option to convert the principal balance and any accrued, but unpaid, interest into 5,000 shares of the Company’s restricted, unregistered common stock.  This note is otherwise unsecured.

Note I - Income Taxes

The components of income tax (benefit) expense each of the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009, are as follows:

Period from
October 17, 2003
(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-

State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of December 31, 2009, the Company has a cumulative net operating loss carryforward of approximately $700,000 for Federal and State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			October 17, 2003
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Statutory rate applied to income before income taxes	($101,000)	$(106,000)	($625,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Officers compensation and other accrued
expenses not deductible until paid	77,000	81,000	326,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	24,000	25,000	237,000
Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2009 and 2008

Note I - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008, respectively:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$237,000	$213,000
Officer compensation and other
accrued expenses deductible when paid	326,000	250,000
Less valuation allowance	(563,000)	(463,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2009 and 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $100,000 and $91,400.

Note J - Preferred Stock

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

Liquidation Preference:

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
December 31, 2009 and 2008

Note J - Preferred Stock - Continued

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

Note K - Common Stock Transactions

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
December 31, 2009 and 2008

Note K - Common Stock Transactions - Continued

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
December 31, 2009 and 2008

Note K - Common Stock Transactions - Continued

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

On August 4, 2009, the Company issued 1,000 shares of unregistered, restricted common stock in payment of consulting fees valued at $1,000, which approximated the fair value and closing quoted price of the Company's common stock on the transaction date, to an unrelated individual.   These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On September 18, 2009, in connection with an Asset Purchase Agreement, the Company issued 100,000 shares of common stock valued at $5.00 per share as a down payment against the Agreement.  These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On October 26, 2009, the Company, pursuant to an Investment Agreement executed on October 23, 2007, sold 89,260 shares of the Company’s common stock for cash proceeds of approximately $31,241 or $0.35 per share, which approximated the “fair value” of the Company’s common stock on the date of the transaction.  This transaction was in accordance with a Registration Rights Agreement executed on November 5, 2007 with a Private Equity Fund whereby the Company agreed to sell an indeterminate amount of its shares to the Fund and provided for the registration of said shares pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933 as amended.  The Company incurred costs of raising capital of approximately $5,300 on this transaction.

Note L - Commitments

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
December 31, 2009 and 2008

Note L - Commitments - Continued

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

This Purchase Agreement was originally scheduled to close and become effective as of January 1, 2010; however, in March 2010, the Company and Access Media Group, Inc. mutually agreed to defer the closing on this Purchase Agreement until June 30, 2010 with no other changes to the terms and conditions.

Licensing Agreement

On April 6, 2009, the Company entered into an Exclusive Licensing Agreement (Agreement) with Kerner Broadcasting Corporation, a Nevada Corporation (KBC) and Signet Entertainment Corporation, the Company’s wholly-owned subsidiary.  Pursuant to the Agreement, KBC granted the Company, through its subsidiary, the exclusive, nontransferable right and license to use, market, sell, and otherwise commercialize KBC’s 3-Dimension (3-D) television technology.

On April 9, 2010, one of the principals of KBC confirmed to the Company that at the time it entered into the Agreement with us, KBC did not own the rights to the above referenced 3D technology and that KBC has since ceased all operations and has been dissolved as a corporation.  We, in consultation with our legal counsel, are considering all available legal remedies that may be available as a consequence of KBC's conduct relative to this matter.  However, the possibility of any recovery from an action we initiate may be remote.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2009 and 2008

Note L - Commitments - Continued

Licensing Agreement - Continued

As our management believes that this technology will be the next breakthrough in television production and broadcasting, we have started preliminary confidential negotiations with two other 3D technology developers that we believe have a viable product in an effort to obtain the required technology for the continued development of a 3D TV Network.

Note M - Subsequent Events

Management has evaluated all activity of the Company through April 9, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Dated: April 9, 2010	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signet International Holdings, Inc.

Dated: April 9, 2010	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director