Form 10-Q
period 2010-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2010-05-24
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  May 10, 2010: 4,922,222

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended March 31, 2010

Item 1

Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash in bank	$11,681	$32,396

Other Assets
Option agreement	600,000	600,000
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,249	4,607,249

Total Assets	$4,618,930	$4,639,645

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note Payable	$5,000	$5,000
Accounts payable - trade	157,057	153,529
Other accrued liabilities	504,433	485,375
Accrued officer compensation	485,500	424,683
Total Current Liabilities	1,151,990	1,068,587

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorizes
4,922,222 shares issued and outstanding, respectively	4,922	4,922
Additional paid-in capital	5,399,065	5,399,065
Deficit accumulated during the development stage	(1,942,047)	(1,837,929)

Total Shareholders’ Equity (Deficit)	3,466,940	3,571,058

Total Liabilities and Shareholders’ Equity	$4,618,930	$4,639,645

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended March 31, 2010 and 2009 and
Period from October 17, 2003 (date of inception) through March 31, 2010

(Unaudited)

			Period from
			October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31, 2010	March 31, 2009	March 31, 2010

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	22,500	17,500	454,170
Other salaries	54,250	32,500	491,375
Other general and administrative expenses	27,243	14,330	897,576

Total Expenses	103,993	64,330	1,933,922

Loss from Operations	(103,993)	(64,330)	(1,933,922)

Other Expense
Interest expense	(125)	-	(9,125)

Loss before Provision for Income Taxes	(104,118)	(64,330)	(1,942,047)

Provision for Income Taxes	-	-	-

Net Loss	(104,118)	(64,330)	(1,942,047)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(104,118)	$(64,330)	$(1,942,047)

Loss per weighted-average share of common stock	$(0.02)	$(0.01)	$(0.47)
outstanding, computed on Net Loss - basic and fully diluted

Weighted-average number of shares of common stock outstanding	4,922,222	4,706,962	4,129,142

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended March 31, 2010 and 2009 and
Period from October 17, 2003 (date of inception) through March 31, 2010

(Unaudited)
			Period from
			October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31, 2010	March 31, 2009	March 31, 2009

Cash Flows from Operating Activities
Net Loss	$(104,118)	$(64,330)	$(1,942,047)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	307,430
Increase (Decrease) in
Accounts payable - trade	3,526	(3,636)	82,057
Accrued liabilities	57,375	35,500	542,750
Accrued officers compensation	22,500	16,263	447,183

Net cash used in operating activities	(20,717)	(16,203)	(511,817)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
`Cash proceeds from note payable	-	-	95,000
Cash paid to retire note payable	-	-	(90,000)
Cash proceeds from sale of common stock			550,430
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(15,747)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities			523,498

Increase (Decrease) in Cash and Cash Equivalents	(20,715)	(16,203)	11,681

Cash and cash equivalents at beginning of period	32,396	44,996

Cash and cash equivalents at end of period	$11,681	$28,793	$11,681

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$9150
Income taxes paid (refunded)	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for down payment on Asset Purchase Agreement	$	$-	$600,000

Acquisition of broadcast properties with common stock and accounts payable	$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2010 and 2009

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,900,000.

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
March 31, 2010 and 2009

Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

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
March 31, 2010 and 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
March 31, 2010 and 2009

Note D - Summary of Significant Accounting Policies - Continued

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

At March 31, 2010 and 2009, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
March 31, 2010 and 2009

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the nine and three month periods ended March 31, 2010 and 2009 and for the period from October 17, 2003 (date of inception) through March 31, 2010, are as follows:

Period from
October 17, 2003
(date of bankruptcy
	Three months ended	Three month ended	settlement)through
	March 31,	March 31,	March 31,
	2010	2009	2010

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2010, the Company has a net operating loss carryforward of approximately $760,000 for Federal income tax purposes and approximately $650,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2010 and 2009

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine months ended March 31, 2010 and 2009 and for the period from October 17, 2003 (date of inception) through March 31, 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from October 17, 2003 (date of inception) through March 31, 2010
	Three months ended	Three months ended
	March 31,	March 31,
	2010	2009
Statutory rate applied to income before income taxes	$(36,000)	$(28,000)	$(660,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	18,300	18,300	344,300
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	17,700	9,700	253,700
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
Deferred tax assets
Net operating loss carryforwards	$17,700	$237,000
Officer compensation deductible when paid	18,300	326,000
Less valuation allowance	(36,000)	(563,000)
Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $36,000 and $100,000.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

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
March 31, 2010 and 2009

Note J - Common Stock Transactions - Continued

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

For the respective years ended December 31, 2009 and 2008, respectively, the Company paid or accrued an aggregate of approximately $21,068 and $19,325 for rent under all of these agreements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2010 and 2009

Note K - Commitments - Continued

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
March 31, 2010 and 2009

Note K - Commitments - Continued

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

Note L - Subsequent Events

Management has evaluated all activity of the Company through April 24, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial  statements or disclosure in the notes to financial statements.

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

We had no revenue for either of the respective month periods ended March 31, 2010 or 2009, respectively.

General and administrative expenses for the three months ended March 31, 2010 and 2009 were approximately $27,000 and $14,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the three months ended March 31, 2010 and 2009, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $22,500 and $17,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $54,250 and $32,500 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the three months ended March 31, 2010 and 2009, respectively, was approximately $103,993) and $(64,330).  Our earnings per share for the respective quarters ended March 31, 2010 and 2009 were approximately $(0.02) and $(0.01) based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2010 and December 31, 2009, respectively, the Company had working capital of approximately $(1,140,184) and $(1,037,000), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

(4)	Caution Regarding Forward-Looking Information

As of March 31, 2010, we had approximately $12,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended March 31, 2010, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)         Exhibits

              31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

On April 9, 2010  the Company filed a Form 8-k with the SEC Changes in Registrant's Certifying Accountant

On April 4, 2010  the Company filed a Form 8-k with the SEC Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers: Compensatory Arrangements of Certain Officers

On May 11, 2010  the Company filed a Form 8-k with the SEC Changes in Registrant's Certifying Accountant

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Date: May 24, 2010	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director