Form 10-Q
period 2010-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2010-08-16
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  August 10, 2010: 4,994,372

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended June 30, 2010

Item 1

Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash in bank	$13,380	$32,396

Other Assets
Option agreement	600,000	600,000
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,249	4,607,249

Total Assets	$4,620,629	$4,639,645

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note Payable	$5,000	$5,000
Accounts payable - trade	156,544	153,529
Other accrued liabilities	444,209	485,375
Accrued officer compensation	469,683	424,683
Total Current Liabilities	1,075,436	1,068,587

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value
100,000,000 shares authorized
5,369,272 and 4,922,222 shares issued and outstanding, respectively	5,369	4,922
Additional paid-in capital	5,577,438	5,399,065
Deficit accumulated during the development stage	(2,042,614)	(1,837,929)

Total Shareholders’ Equity (Deficit)	3,545,193	3,571,058

Total Liabilities and Shareholders’ Equity	$4,620,629	$4,639,645

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2010 and 2009 and
Period from October 17, 2003 (date of inception) through June 30, 2010

(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009	Three months ended June 30, 2010	Three months ended June 30, 2009	Period from October 17, 2003 (date of inception) through June 30, 2010

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	-	-	89,801
Officer compensation	45,000	35,000	22,500	17,500	476,670
Other salaries	101,500	65,000	47,250	32,500	538,625
Other general and administrative expenses	57,935	52,101	30,693	19,964	928,268

Total Expenses	204,435	152,101	100,443	87,771	2,033,364

Loss from Operations	(204,453)	(152,101)	(100,443)	(87,771)	(2,033,364)

Other Expense
Interest expense	(250)	-	(125)	-	(9,250)

Loss before Provision for Income Taxes	(204,685)	(152,101)	(100,568)	(87,771)	(2,042,614)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(204,685)	(152,101)	(100,568)	(87,771)	(2,042,614)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(204,685)	$(152,101)	$(100,568)	$(87,771)	$(2,042,614)

Loss per weighted-average share of common stock
outstanding, computed on Net Loss - basic and fully diluted	$(0.04)	$(0.03)	$(0.02)	$(0.02)	$(0.49)

Weighted-average number of shares of common stock outstanding	5,117,660	4,714,835	5,310,950	4,722,621	4,173,056

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Six months ended June 30, 2010 and 2009 and
Period from October 17, 2003 (date of inception) through June 30, 2010

(Unaudited)

	Six months ended June 30, 2010		Six months ended June 30, 2009	Period from October 17, 2003 (date of inception) through June 30, 2010

Cash Flows from Operating Activities
Net Loss		$(204,685)	$(152,101)	$(2,042,614)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation		-	-	-
Organizational expenses paid with issuance of common and preferred stock		-	-	50,810
Expenses paid with common stock		149,960	-	457,390
Increase (Decrease) in
Accounts payable - trade		3,016	10,624	81,545
Accrued liabilities		(41,167)	71,000	444,208
Accrued officers compensation		45,000	33,763	469,683

Net cash used in operating activities		(47,876)	(36,714)	(538,978)

Cash Flows from Investing Activities		-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable		-	-	95,000
Cash paid to retire note payable		-	-	(90,000)
Cash proceeds from sale of common stock		28,860	25,000	579,290
Purchase of treasury stock		-	-	(50,000)
Cash paid to acquire capital		-	-	(15,747)
Capital contributed to support operations		-	-	33,815

Net cash provided by financing activities		28,860	25,000	552,358

Increase (Decrease) in Cash and Cash Equivalents		(19,016)	(11,714)	13,380

Cash and cash equivalents at beginning of period		32,396	44,996	-

Cash and cash equivalents at end of period		$13,380	$33,282	$13,380

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period		$-	$-	$9,150
Income taxes paid (refunded)		$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for downpayment on Asset Purchase Agreement	$		$-	$600,000

Acquisition of broadcast properties with common stock and accounts payable		$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2010 and 2009

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,043,000.

Note B - Preparation of Financial Statements

The acquisition of Signet Entertainment Corporation by Signet International Holdings, Inc. effected a change in control of Signet International Holdings, Inc. and is accounted for as a “reverse acquisition” whereby Signet Entertainment Corporation is the accounting acquirer for financial statement purposes.  Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Signet International Holdings, Inc. will reflect the historical financial statements of Signet Entertainment Corporation from its inception and the operations of Signet International Holdings, Inc. subsequent to the September 8, 2005 transaction date.

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
June 30, 2010 and 2009

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

The Company anticipates that future sales of equity securities to fully implement its business plan or to raise working capital to support and preserve the integrity of the corporate entity may be necessary.  There is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional capital is received to successfully implement the Company’s business plan, the Company will be forced to rely on existing cash in the bank and upon additional funds which may or may not be loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire sufficient capital; the Company’s ongoing operations would be negatively impacted.

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
June 30, 2010 and 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
June 30, 2010 and 2009

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

At June 30, 2010 and 2009, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Note F - Option Agreement

On July 23, 2008, we executed an Option to Purchase Asset Agreement (Agreement) with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price of $3 million, payable as set forth in the Agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  The term of our option is one (1) year and expires on July 22, 2009.  As consideration for the Agreement, the Company issued 20,000 shares of restricted, unregistered common stock to Access Media Group, Inc. with a mutually agreed-upon value of $100,000.

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

This Purchase Agreement was originally scheduled to close and become effective as of January 1, 2010; however, in March 2010, the Company and Access Media Group, Inc. mutually agreed to defer the closing on this Purchase Agreement with no other changes to the terms and conditions.

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
June 30, 2010 and 2009

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the six and three month periods ended June 30, 2010 and 2009 and for the period from October 17, 2003 (date of inception) through June 30, 2010, are as follows:

	Six months ended June 30, 2010	Six months ended June 30, 2009	Three months ended June 30, 2010	Three months ended June 30, 2009	Period from October 17, 2003 (date of inception) through June 30, 2010
Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of June 30, 2010, the Company has a net operating loss carryforward of approximately $800,000 for Federal income tax purposes and approximately $690,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2010 and 2009

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six months ended June 30, 2010 and 2009 and for the period from October 17, 2003 (date of inception) through June 30, 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months ended June 30, 2010	Six months ended June 30, 2009	Period from October 17, 2003 (date of inception) through June30, 2010
Statutory rate applied to income before income taxes	$(69,600)	$(49,000)	$(694,600)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	35,000	32,000	361,000
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	34,600	17,000	271,600
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009
Deferred tax assets
Net operating loss carryforwards	$333,600	$237,000
Officer compensation deductible when paid	361,000	326,000
Less valuation allowance	(694,600)	(563,000)
Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $131,000 and $100,000.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2010 and 2009
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

On July 19, 2005, the Company issued 1,000,000 shares of preferred stock to an existing shareholder and Company officer for services related to the organization and structuring of the Company and its proposed business plan.  This transaction was valued at approximately $10,000, which approximates the value of the services provided.

Concurrent with the reverse merger transaction, these shareholders exchanged their Signet Entertainment Corporation preferred stock for equivalent shares of Signet International Holdings, Inc. Series A Super Preferred stock, as described above.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2010 and 2009

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

On September 9, 2005, the Company commenced the sale of common stock pursuant to a Private Placement Memorandum in a self-underwritten offering.  This Memorandum is offering for sale to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis, up to 2,000,000 of our common shares at $1.00 per share, for anticipated gross proceeds of $2,000,000.  The common shares will be offered through the Company’s officers and directors on a best-efforts basis.  The minimum investment is $1,000, however, the Company might, at its sole discretion, accept subscriptions for lesser amounts.  Funds received from all subscribers will be released to the Company upon acceptance of the subscriptions by the Company’s management.  Through December 31, 2006, the Company has sold an aggregate 381,000 shares for gross proceeds of $381,000 under this Memorandum.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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

On April 7 and 14, 2010 the Company issued in private transactions, 447,050 of unregistered, restricted common stock for and services proceeds of $28,860.00 cash  which includes 325,000 common shares issued to the company's new Chief Operating Officer and 50,000 shares issued to the company's Corporate Counsel in lieu salary and professional service fees. The issue of common stock reflects the company's par value of its common stock. These shares were issued in consideration for services performed for the company and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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

This Purchase Agreement was originally scheduled to close and become effective as of January 1, 2010; however, in March 2010, the Company and Access Media Group, Inc. mutually agreed to defer the closing on this Purchase  Agreement with no other changes to the terms and conditions.

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

On May 25, 2010 Signet 3-D Entertainment, Inc., a wholly owned subsidiary of Signet International Holdings, Inc. (“Signet”), executed a Binding Letter of Intent for the acquisition of 100% of the assets of  Pllx3, Inc. (“PllX3”), a Delaware corporation with operations in Santa Clarita, CA. The company is engaged in the business of designing, deploying and marketing state of the art 3-D technology, equipment, delivery and display systems. The company will exchange its common stock representing an equivalent Class A Common share purchase price of $5.00 per share for 100% of Pllx3 Capital stock. The total purchase price will be determined after receipt of the results of an independent audit of PllX3.

On May 25, 2010 Signet 3-D Entertainment, Inc. wholly owned subsidiary of Signet International Holdings, Inc. executed a Binding Letter of Intent for the acquisition of 100% of the assets of Visual 3-D Impressions, Inc a California corporation with on site stage operations located in Santa Clarita, CA. Visual 3-D Impressions, Inc.(“V3DI”), is a 3-D technology company holding numerous patents, copyrights, intellectual technology controlled by a group of globally recognized builders in the science of stereoscopic, auto stereoscopic displays, delivery and converters. The company will exchange its common stock representing an equivalent Class A Common share purchase price of $5.00 per share for 100% of Visual 3- D Impressions, Inc., shares of Capital Stock. The total purchase price will be determined after receipt of the results of an independent audit of V3DI.

Note L - Subsequent Events

Management has evaluated all activity of the Company through the filing date and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(2)       Results of Operations

We had no revenue for either of the respective month periods ended June 30, 2010 or 2009, respectively.

General and administrative expenses for the six months ended June 30, 2010 and 2009 were approximately $58,000 and $52,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the six months ended June 30, 2010 and 2009, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $45,000 and $35,000 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $101,499 and $65,000 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the six months ended June 30, 2010 and 2009, respectively, was approximately $(205,000) and $(152,000).  Our earnings per share for the respective quarters ended June 30, 2010 and 2009 were approximately $(0.02) and $(0.02) based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At June 30, 2010 and December 31, 2009, respectively, the Company had working capital of approximately $(210,000) and $(180,000), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

(3)     Plan of Business

During the preceding periods, the Company has endeavored to secure funding to implement our business plan relating to the acquisition of LPTV stations by initiating the negotiation of Sale & Share Exchange Contracts with the owners of various identified LPTV Stations. In connection with the current U. S. economy, we have experienced a significant reluctance of investors willing to enter into debt or equity financing. It has been determined that to spend additional time to pursue funding in the TV and Media industry other than the acquisition of AMG TV, Signet will seek only those investors interested in funding the AMG TV acquisition and operations. Based upon our ongoing review and understanding of the marketplace today, we believe that we will not be able to take the appropriate steps to effectuate the acquisition of LPTV station(s) in the foreseeable future. However, our current financial condition and the condition of the capital markets in today's environment may not allow us to complete any acquisition in a timely manner including the acquisition of AMG TV.

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

(4)     Capital Resources and Liquidity

As of June 30, 2010, we had approximately $13,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended June 30, 2010, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This Purchase Agreement was originally scheduled to close and become effective as of January 1, 2010; however, in March 2010, the Company and Access Media Group, Inc. mutually agreed to defer the closing on this Purchase Agreement with no other changes to the terms and conditions.

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

On May 25, 2010 the Company filed a Form 8-k with the SEC Entry into a Material Definitive Agreement

On May 25, 2010 the Company filed a Form 8-k with the SEC Entry into a Material Definitive Agreement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Date: August 16, 2009	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director