Form 10-Q
period 2010-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2010-11-15
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  November 15, 2010: 4,994,372

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended September 30, 2010

Item 1

Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash in bank	$24,536	$32,396

Other Assets
Option agreement	600,000	600,000
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,249	4,607,249

Total Assets	$4,631,785	$4,639,645

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note Payable	$0	$5,000
Accounts payable - trade	157,417	153,529
Other accrued liabilities	478,209	485,375
Accrued officer compensation	492,183	424,683
Total Current Liabilities	1,127,809	1,068,587

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorizes
5,327,302 and 4,922,222 shares issued and outstanding, respectively	5,327	4,922
Additional paid-in capital	5,612,280	5,399,065
Deficit accumulated during the development stage	(2,118,631)	(1,837,929)

Total Shareholders’ Equity (Deficit)	3,503,976	3,571,058

Total Liabilities and Shareholders’ Equity	$4,631,785	$4,639,645

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Six and Three months ended September 30, 2010 and 2009 and
Period from October 17, 2003 (date of inception) through September 30, 2010

(Unaudited)

					Period from October 17, 2003
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	-	-	89,801
Officer compensation	67,500	52,500	22,500	17,500	499,170
Other salaries	130,750	97,500	29,250	32,500	567,875
Other general and administrative expenses	82,952	74,964	24,017	22,863	953,285

Total Expenses	280,202	224,964	75,767	72,863	2,110,131

Loss from Operations	(280,202)	(224,964)	(75,767)	(72,863)	(2,110,131)

Other Expense
Interest expense	(500)	-	(250)	-	(9,500)

Loss before Provision for Income Taxes	(280,702)	(224,964)	(76,016)	(72,863)	(2,119,631)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(280,702)	(224,964)	(76,016)	(72,863)	(2,119,631)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(280,702)	$(224,964)	$(76,016)	$(72,863)	$(2,119,631)

Loss per weighted-average share of common stock	$(0.05)	$(0.05)	$(0.01)	$(0.02)	$(0.50)
outstanding, computed on Net Loss - basic and fully diluted

Weighted-average number of shares of common stock outstanding	5,208,667	4,725,369	5,387,715	4,746,092	4,217,034

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009 and
Period from October 17, 2003 (date of inception) through September 30, 2010

(Unaudited)

			Period from
			October 17, 2003
	Nine months	Nine months	(date of inception)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash Flows from Operating Activities
Net Loss	$(280,702)	$(222,964)	$(2,118,631)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	152,460	-	459,890
Increase (Decrease) in
Accounts payable - trade	3,889	14,624	82,418
Accrued liabilities	(7,167)	106,500	478,208
Accrued officers compensation	67,500	51,263	492,183

Net cash used in operating activities	(64,020)	(52,577)	(555,122)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	95,000
Cash paid to retire note payable	(5,000)	-	(95,000)
Cash proceeds from sale of common stock	61,160	25,000	611,590
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(15,747)
Capital contributed to support operations		-	33,815

Net cash provided by financing activities	56,160	25,000	579,658

Increase (Decrease) in Cash and Cash Equivalents	(7,860)	(27,577)	24,536

Cash and cash equivalents at beginning of period	32,396	44,996	-

Cash and cash equivalents at end of period	$24,536	$17,419	$24,536

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$9,150
Income taxes paid (refunded)	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for downpayment on Asset Purchase Agreement	$	$-	$600,000

Acquisition of broadcast properties with common stock and accounts payable	$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
September 30, 2010 and 2009

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,120,000.

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
September 30, 2010 and 2009

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

At September 30, 2010 and 2009, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
September 30, 2010 and 2009

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the six and three month periods ended September 30, 2010 and 2009 and for the period from October 17, 2003 (date of inception) through September 30, 2010, are as follows:

Period from October 17, 2003
(date of
	Nine months	Nine months	Three months	Three months	inception)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of September 30, 2010, the Company has a net operating loss carry forward of approximately $881,000 for Federal income tax purposes and approximately $760,000 for State income tax purposes.  The amount and availability of any future net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2010 and 2009

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine months ended September 30, 2010 and 2009 and for the period from October 17, 2003 (date of inception) through September 30, 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from October 17, 2003 (date of inception) through September 30, 2010

	Nine months	Nine months
	ended September 30, 2010	ended September 30, 2009
Statutory rate applied to income before income taxes	$(94,800)	$(76,000)	$(719,800)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	68,000	51,000	394,000
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carry forward	26,800	25,000	263,800
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carry forwards give rise to deferred tax assets and liabilities as of September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010	December 31, 2009
Deferred tax assets
Net operating loss carry forwards	$263,800	$237,000
Officer compensation deductible when paid	394,000	326,000
Less valuation allowance	(657,800)	(563,000)
Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $94,800 and $100,000.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

On May 25, 2010 the Company, pursuant to an executed Binding Letter of Intent dated May 25, 2010 issued 100 shares of the Company’s Common Stock to Pllx3, Inc. a California corporation in consideration for the acquisition of Pllx3, Inc. the closing to be on or before December 31, 2010.

On August 2, 2010 the Company, pursuant to an Investment Agreement executed on October 23, 2007, issued 14,000 shares of the Company’s Common Stock.  This transaction was in accordance with a Registration Rights Agreement executed on November 5, 2007 with a Private Equity Fund whereby the Company agreed to sell an indeterminate amount of its shares to the Fund and to provide registration rights under the Securities Act of 1933 as amended.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2010 and 2009

Note J - Common Stock Transactions - Continued

On September 1, 2010 the Company sold, in a private transaction, 14,285 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company's common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On September 2, 2010 the Company sold, in a private transaction, 2,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On September 9, and 24, 2010 the Company sold, in a private transaction, 73,745 shares of unregistered , restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On September 30, 2010 the company retired 146,000 shares of outstanding stock.  Pursuant to the Company's registration filing, Sb-2 effective February 2, 2007, the Company issued restricted common stock to its founders who contributed their efforts in the formation of the company.  By July 2007, the company learned that one founder had unscrupulously attempted to conspire with others to sell all or part of his restricted 151,000 shares.  It became apparent that the shareholder had no intentions of assisting the company as promised.  Consequently, the Company issued a demand for the return of issued shares. On September 17, 2007, the Company filed a brief with the Dallas County Court, Texas petitioning for the return of the Company's remaining shares of stock. On October 1, 2007 as a result of a court ordered mediation, the Company was granted rescission of all the remaining 146,000 shares and imposed other constraints upon the defendant.  On January 18, 2008, the defendant filed a Motion for a New Trial in Dallas, Texas.  On September 29, 2010 the Federal Court for the Northern District of Texas denied the defendant’s appeal and ordered the return of the Company’s stock.

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
September 30, 2010 and 2009

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
September 30, 2010 and 2009

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

Licensing Agreement

On April 6, 2009, the Company entered into an Exclusive Licensing Agreement (Agreement) with Kerner Broadcasting Corporation, a Nevada Corporation (KBC) and Signet Entertainment Corporation, the Company’s wholly-owned subsidiary.  Pursuant to the Agreement, KBC grants to the Company, through its subsidiary, the exclusive, nontransferable right and license to use, market, sell, and otherwise to commercialize KBC’s  3-D television technology.

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

(2)      Results of Operations

We had no revenue for either of the respective month periods ended September 30, 2010 or 2009, respectively.

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were approximately $83,000 and $75,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the nine months ended September 30, 2010 and 2009, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $67,500 and $52,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $131,000  and $98,000 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the nine months ended September 30, 2010 and 2009, respectively, was approximately $(281,000) and $(225,000).  Our earnings per share for the respective quarters ended September 30, 2010 and 2009 were approximately $(0.05) and $(0.05) based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2010 and December 31, 2009, respectively, the Company had working capital of approximately $(199,000) and $(180,000), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

(4) Capital Resources and Liquidity

As of September 30, 2010, we had approximately $25,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended September 30, 2010, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Signet International Holdings, Inc.

Date: November 15, 2010	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director