Form 10-K
period 2010-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2011-04-13
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of April 12, 2011 was approximately $ -0- based upon 2,469,922 shares held by non-affiliates and a closing market price of $0.00 per share on April 7, 2010, as quoted at www.bigcharts.com.

As of April 12, 2011, there were 5,383.402 shares of Common Stock issued and outstanding.

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

On September 8, 2005, pursuant to a Stock Purchase Agreement and Share Exchange by and among us, Signet Entertainment Corporation, and the shareholders of Signet Entertainment Corporation (Shareholders), we acquired all of the then issued and outstanding preferred and common shares of Signet Entertainment Corporation for a total of 3,421,000 common shares and 5,000,000 preferred shares of our stock which was issued to the Signet Entertainment Corporation shareholders. Pursuant to the agreement, Signet Entertainment Corporation became our wholly owned subsidiary.

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

Currently, we only have a single wholly-owned subsidiary, Signet Entertainment Corporation (SIG), which was incorporated on October 17, 2003. We will purchase, lease, and employ the apparatus, equipment, and personnel necessary to establish the network.   SIG s largest source of revenue will come from advertising, specifically from various resorts and casinos, and sporting sites in North and South America, Europe, Asia and Africa.  SIG will realize income from infomercials and sports and entertainment programming that offer subject matter that are all-encompassing to the network s format.  Signet International Holdings, Inc. does not have international operations.

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

As our management believes that this technology will be the next breakthrough in television production and broadcasting, we have started preliminary confidential negotiations with two other 3D technology developers that we believe have a viable product in an effort to obtain the required technology for the continued development of 3D TV Network.

Defined Business Model and Plan of Future Undertakings

Signet International Holdings’ ultimate objective is to acquire whether by affiliation or asset purchase TV stations and/or TV Networks. Additionally, the company will pursue the acquisition of syndication and distribution entities along with film libraries and other intellectual properties along with original programming. The conclusive outcome of our business archetypically will be to take advantage of digital multiplexing distribution of TV programming of a TV Network.  The Company will also endeavor to identify advanced cutting-edge technology in the 4-D volumetric delivery applications of which will be designed to be adapted for Computer, Television and Motion Pictures, Mobile devises and other applications. Once combined, these two missions, (TV Network and 4-D Applications,) will set our company distinctively aside and well apart from others.

THE ACQUISITION OF 4-D INTERACTIVE, LLC

 On January 11, 2011 we executed a contract with 4-D Interactive, LLC a Florida Corporation active in the technology of volumetric advancements in mathematical applications as described below. The company is now a wholly owned subsidiary of Signet International Holdings, Inc.

4-D Volumetric Inventions. We have 2 fundamental inventions applicable to computers, television and movie theatres.  It is important to note that these advances in media technology are “auto stereoscopic” and therefore do not require the use of glasses of any kind to enjoy their visual affects properties.

These inventions are:

1.
A New display media technology for 2-D, 3-D and 4-D imaging in an ambient light environment. It allows the simultaneous display of many multiples of High Definition images (still or moving) on the same display without overlapping. The total number of possible displays is classified; however it is substantially greater than 100. To enable the reader to comprehend the implausible resolution of the new media, we offer the following example: if hundreds of people were all watching the same screen, they could choose to see from hundreds of totally different 3/4-D or standard 2-D motion pictures all playing at the same time on the same screen, naturally headsets would be required to separate the audio. This new display, in conjunction with the second invention described below, can also be incorporated as an attachment to a regular desktop computer.  A lab prototype of the display elements has been finalized and it has confirmed the feasibility and viability that, as configured, it meets the level of resolution required to perform as described.

2.
A new method of 4-D data processing and a multi-dimensional input device.  By the use of our new “source selection technology”, this invention revolutionizes the way we communicate with computers.  4-D data processing replaces the conventional very slow process of data retrieval and makes this process a minimum of ten times faster even when working with existing computers. This technology and its device can be offered as an attachment on all of today’s regular flat-screen computers.

A combination of these two inventions totally changes our everyday experience. Watching a computer screen as well as TV screen and a Motion Picture screen becomes totally autonomous. Viewing on the same display, one user can, in the case of a computer: watch a streaming TV production while another person can browse the Internet and yet another can write a letter. All do it at the same time. No one sees what you see. You do not see what others see. This same effect is obtainable in Theaters and TV.

THE ACQUISITION OF ACCESS MEDIA GROUP, INC. AND ITS SUBSIDIARY, AMG-TV

In 2009, Signet signed an acquisition agreement with the AMG TV Network. The AMG TV Network distributes its programming 24/7 365 to over 79 Million TV households in the USA and as many in Europe  and also services delivery to all of the Caribbean New Zealand and Germany, with a footprint in Central and South America and a third quarter 2011 launch in Asia.

AMG-TV is one of the fastest growing broadcast networks in the industry, delivering television to viewers through affiliated broadcast stations and cable stations, Direct and Dish networks. AMG-TV programming is useful and informative, entertaining and distinctive; a slice of life with shows that highlight the entertainment wishes of viewers: Home Life, Adventure, Sports, Drama, Comedy, Health, Finance, Instruction, Travel and Children’s programming.

AMG-TV currently holds over 2,000 titles at the Pittsburgh library.  A second library of 1,500 feature films and vintage programming is housed outside of Dallas and the library in New Jersey consists of 500 music specials and films.  These assets are available in numerous formats.

This advantage of owning our own Network is by far the dynamic which will enhance our efforts to gain public awareness and target sales demographics as we desire.  Our products will be marketed under the “Signet” brand and we expect “Signet” to become a household word, therefore, Signet could assume the role of both manufacturer and distributor of all its technologies.  We will set timeliness exposure of marketing sales campaigns including airing news and updated company information to the Public.

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

Major networks such as ABC, CBS, NBC, FOX

Major Cable networks such as: ESPN, USA, Bravo, Fox Sports Net, UPN, PAX, The Travel Channel, The Tube Smaller cable networks: Food Channel, Spike TV, HGTV, and Golf Channel

Smaller Cable/Satellite networks such as: CGTV Network (Canada), Variety Sports Network, TVG Horse Racing.

Such networks currently reach between one and eight million TV households.

We believe that our key competitive strategy rests in the diversification in business risk and delivery systems.  We plan to be a provider of television content creation, packaging, programming and distribution; not only to LPTV stations, but via other distribution systems such as cable and satellite.

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

We have not applied to acquire any existing or new FCC licenses.  However, application will be made immediately subsequent to execution of an agreement which results in the acquisition of a license broadcast property.

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

For the respective years ended December 31, 2010 and 2009, we paid or accrued an aggregate of $32,000 and $24,500 for rent under these agreements.

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

Item 4 - (Removed and Reserved).

None

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

The ask/high and bid/low information for each calendar quarter in the previous two (2) years, as obtained from www.bigcharts.com, are as follows:

	High	Low
Fiscal year ended December 31, 2009
Quarter ended March 31, 2009	$0.51	$0.16
Quarter ended June 30, 2009	$11.00	$0.16
Quarter ended September 30, 2009	$11.00	$0.96
Quarter ended December 31, 2009	$2.00	$0.36

Fiscal year ended December 31, 2010
Quarter ended March 31, 2010	$0.51	$0.07
Quarter ended June 30, 2010	$0.45	$0.05
Quarter ended September 30, 2009	$0.50	$0.30
Quarter ended December 31, 2009	$0.30	$0.20

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

On July 24, 2008, we issued 20,000 shares of unregistered, restricted common stock as a deposit on and in consideration for a Purchase Option Agreement executed on July 23, 2008 with a TV distribution and syndication company.  The deposit/option fee will be deducted from the total 100,000 shares of unregistered, restricted  common stock to be issued upon closing of the transaction upon exercise of the option.  The total shares issued and to be issued are part of the terms of the Purchase  Option Agreement that specifies a total purchase price of $3.0 million plus a management contract to be in place shortly after closing.  The terms of the management contract require a payment of $20,000 per month to the present manager/owner.  The term of Purchase Option Agreement is one year from date of execution.

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

On April 7 and 14, 2010 the Company issued in private transactions 447,050 of unregistered, restricted common stock for services with proceeds of $28,860.00 cash which includes 325,000 common shares issued to the company’s new Chief Operating Officer and 50,000 shares issued to the company’s Corporate Counsel in lieu of salary and professional service fees.  The issue of common stock reflects the company’s par value of its common stock.  These shares were issued in consideration for services performed for the company and issued pursuant to tan exemption for registration under Section 4(2) of the securities Act of 1933, as amended.

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

On October 15, 2010 The Company issued 50,000 shares of unregistered, restricted common stock in consideration for the obtaining legal filings to recover the Federal Court for the Northern District of Texas awarded return of the Company’s stock.  The issued stock value approximated the fair value and closing quoted price of the Company’s common stock on the issue date. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On December 29, 2010 The Company sold in a private transaction, 6,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

We had no revenue for either of the years ended December 31, 2010 or 2009.

Our total general and administrative operating expenses for each of the years ended December 31, 2010 and 2009 were approximately $380,000 and $296,000, respectively.  Included in these expenses is approximately $90,000 and $70,000 per year, respectively, for executive salaries and approximately $172,000 and $130,000 for the years ended December 31, 2010 and 2009, respectively, for administrative and other non-executive compensation during the same annual periods.  Our non-compensation expenses were approximately $118,000 and $96,000 for each of the years ended December 31, 2010 and 2009, with the majority of these expenditures relating to office rents, as previously discussed, and legal and other professional fees.  All of the above expenses relate, principally, to the consistent refinement and implementation of our business plan, the maintenance of the corporate  entity and the preparation and filing of various periodic reports pursuant to the Securities Exchange Act of 1934, as required.

It is anticipated that future expenditure levels will increase when we implement our business plan and start full-scale operations.

Earnings per share for the respective years ended December 31, 2010 and 2009 were $(0.07) and $(0.06) based on the weighted -average shares issued and outstanding at the end of each respective period.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than refining and implementing our business plan and maintaining our obligations as a reporting company under the Securities Exchange Act of 1934 unless and until such time that we begin meaningful operations.

At December 31, 2010 and 2009, respectively, we had working capital of approximately $(1,188,000) and $(1,037,000), respectively.  The working capital deficit includes aggregate accrued officer and other compensation of approximately $968,000 and $856,000 which all concerned parties have agreed to defer payment of said accrued compensation until the Board of Directors deem payments be made on an appropriate timely basis or as financial conditions warrant.

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

With the status of the current U. S. economy, we have experienced a significant reluctance of investors willing to enter into debt or equity financing. It  has been determined that to spend additional time to pursue funding in the TV and Media industry other than the acquisition of AMG TV, and Intellectual Properties, Signet will seek only those investors interested in funding the AMG TV acquisition and operations and the possibilities of expanding the 3-D TV market into the AMG TV system. Based upon our ongoing review and understanding of the marketplace today, we believe that we will be able to take the appropriate steps to effectuate the acquisition of those companies or private inventers who own Intellectual Properties and successfully negotiate with them in the foreseeable future. However, our current financial condition and the condition of the capital markets in today's environment may not allow us to complete any acquisition in a timely manner including the acquisition of AMG TV.

At the present time, management has no commitments for raising additional operating capital. Accordingly, our future cash requirements are anticipated to be met through the sale of additional equity securities, short-term loans from executive officers and/or the proceeds of additional equity offerings in conjunction with the acquisition of AMG TV. Although we have verbal assurances from Mr. Letiziano that he will provide such interim working capital, there is no legal obligation for either management or significant stockholders to provide additional future funding. We may raise additional funds through public offerings of equity, securities convertible into equity or debt, or private offerings of securities.  Our History from inception and onward are chronicled below:

Signet International Holdings, Inc.
On October 17, 2003 Signet Entertainment Corporation was incorporated for the purpose of launching a Gaming, Sports and Entertainment Television Network. The network will also cover via satellite and cable major sports and entertainment events and selected global events which have a sports format.
On February 2, 2005 Signet (formerly known as 51142, Inc.) was incorporated under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.
On September 8, 2005, pursuant to a Stock Purchase Agreement and Share Exchange between Signet Entertainment Corporation, a private Florida corporation, and us (the "Agreement"), we obtained all of the issued and outstanding shares of Signet Entertainment. Pursuant to the Agreement, Signet Entertainment became our wholly owned subsidiary. Our business plan is to launch an International 3-D Television Network.
On March 8, 2007 the NASD assigned the stock symbol “SIGN” to Signet International Holdings, Inc. for the purpose of publicly trading our shares Over The Counter Bulletin Board.
On April 24, 2007 we signed a contract with FreeHawk Productions, Inc. in which we acquired the rights to 21 screen plays the content of which provides a variety of made for TV themes from comedy to drama and children's' topics.
On June 4, 2007 we signed a contract with Mr. John Derhak, author of Tales of the moe. Republic. This novel has sold in excess of five thousand copies and is gathering popularity. The TV adaptation will yield a number of series from each chapter which introduces unique characters.
On July 24, 2008 we signed an Option to acquire the assets and business of Access Media Group, Inc. the parent of AMG TV, the TV distribution and syndication company currently distributing its programs to in excess of 70 million TV households in the USA, all the Caribbean, New Zealand, Germany, Central and South America and a third quarter 2009 launch in Asia. AMG TV has multiplexing capabilities
On April 6, 2009 we signed an Exclusive Licensing Agreement with Kerner Broadcasting Corporation (KBC), a private Nevada corporation having exclusive rights to the Kerner 3-D TV technology. Kerner Optical Research (KOR) and its Kerner affiliated groups, San Rafael, CA, who together, indicated to have developed demonstrable technology to show they can deliver 3-D images to the television screen by means of a set top box.
On May 5, 2009 we incorporated Signet 3D Entertainment, Inc., for the purpose of licensing or acquiring 3-D Television technology to be employed to launch original programming and special events including establishing 3-D TV Network.
On September 17, 2009 we signed an Asset Purchase Agreement for the acquisition of Access Media Group, Inc. the parent of AMG TV. The Network has grown to in excess, of 78 million television households in the USA, and as a result AMG as shown an encouraging dynamic in advertising revenues. We have mutually agreed not to assume total responsibilities of AMG TV operations until we have settled our arrangements with the 3D technology group.

On September 19, 2009 we were advised by Kerner’s President that a new Principal will be joining Kerner   in the furtherance financial good of all concerned. Kerner cancelled all previously scheduled demonstrations and requested two weeks’ time to introduce us to the new Principal would review our financial package and fund our Private Placement Memorandum.
On February 22, 2010 we served notice to Kerner  advising of our intention to file our claim with the
American Arbitration Association charging Kerner's unlawful transfer thereby impeding of our exclusive rights to a third party and to seek legal remedies for our loss of time and efforts in a scheduled 3 -D Network launch.
On March 1, 2010 we were advised by the former Kerner principals that a major reorganization of the company was effectuated and that on October 15, 2009 all original titles and rights to intellectual properties,  patents, and other related technology were sold and transferred to Pllx3, Inc., a Delaware corporation operating in Santa Clarita, CA ,for undisclosed  financial consideration.  We subsequently learned that prior to executing the above contract on October 13, 2009; the original Kerner founders transferred most of their Intellectual Properties to their own new company, Visual 3-D Impressions, Inc., a California corporation (V3-DI) with the original founders being the only principals.  In a May 2010 memo to Signet, the newly installed Principals of Pllx3 expressed their desires to move forward with us but would not recognize the Signet Exclusive Rights Agreement.
On May 1, 2010 we were advised by V3-DI that Pllx3 breached their contract and did not pay the balance due to V3-DI.
On May 25, 2010 we executed two separate Binding Letters of Intent for Acquisition of Pllx3, Inc. and V3-DI who were to become wholly-owned subsidiaries of Signet 3 D Entertainment, Inc. predicated upon the outcome of our due diligence procedures. We arranged to retain an Independent Technologist to accompany our Audit firm to examine, appraise and determine values and reconcile a purchase price.
On September 2, 2010 we rescinded our Acquisition Contract with V 3-DI and notified the principals of our election to immediately withdraw our interests in V3-DI and any continued relationship with its principals.  It was also determined that in the best interest of our Company, we disassociate ourselves from Pllx3 as well; we allowed the closing terms of that contract to expire without further notice.
On January 11, 2011 we executed a Binding Letter of Intent for the acquisition of 4-D Interactive, LLC, a Florida Corporation organized to further apply its research efforts to 4-D, next- generation volumetric technology. The data results of this original technology have proven the accredited discovery of mathematical equations which demonstrate the 4-D Volumetric applications to be exact. The functionality of these technological mathematical discoveries will allow immediate direct application to the motion picture, computer and television industries. Patent papers, rights searches and prototype applications are currently in process.  Because of the immense commercial possibilities of the technology subject matter, we have contacted industrial design to supply us with prototyping, manufacturing. We also will identify marketing support to combine efforts as directed by AMG TV.

(4)	Capital Resources and Liquidity

As of December 31, 2010, we had approximately $10,700 in cash.  Our monthly cash requirements presently average approximately $7,100 per month as our operating activities required approximately $85,600 and $68,500 for each of the years ended December 31, 2010 and 2009, respectively.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 9, 2010, the Board of Directors of the Company was notified by its registered independent certified public accounting firm, S. W.  Hatfield, CPA (“SWHCPA”) of Dallas, Texas that, due to the partner rotation rules and regulations of the U. S. Securities and Exchange Commission and Sarbanes-Oxley Act of 2002, SWHCPA is unable to continue as the Company’s auditor and has resigned, effective immediately.  The Company’s Board of Directors accepted the resignation of SWHCPA.

No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going  concern.

During the Company's two most recent fiscal years (ended December 31, 2009 and 2008) and from January 1, 2010 to the date of this Report, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  For the years ended December 31, 2009 and 2008, and from January 1, 2010 through the date of this report, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On May 7, 2010, the Board of Directors of the Company engaged L. A. Prevratil, LLC, West Palm Beach, Florida (“Prevratil”), as the Company’s new independent registered public accounting firm.

During the recent fiscal years ending December 31, 2008 and December 31, 2007, and the subsequent interim period prior to the engagement of Prevratil, the Company has not consulted Prevratil regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2010.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Ernest W. Letiziano	68	President, Chief Executive Officer, Chief Financial Officer and Director

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

Biographical Information

Ernest W. Letiziano was appointed as the Company’s President, Chief Executive Officer, Chief Financial officer and sole director as of July 8, 2005.  Mr. Letiziano, age 68, has over 40 years of experience in finance, business and sports and entertainment.  After serving his internship with Haskins & Sells, CPA’s (currently Deliotte), Mr. Letiziano sat for his CPA Certificate in Pennsylvania.  In 1964, he also received his Registered Municipal Accountant’s Certificate to practice in New York, New Jersey and Pennsylvania.  He was employed with Haskins and Sells from 1962-1969.  Mr. Letiziano attended Pennsylvania State University, where he majored in accounting and economics. From 1970-1972, he co-owned an accounting practice in Reading, PA.  From 1992 to 1993, Mr. Letiziano has been self-employed as an international monetarist facilitating financial transactions for his clients.  From 1988 to 1993, Mr. Letiziano was CEO of Ringside International Broadcasting Corporation, (NASDAQ: RIBC).  RIBC enjoyed over 4 years of success in sports and entertainment TV programming and captured 98% of the TV markets; in excess of 66 million TV households in the United States.  RIBC boxing shows also aired in eight foreign countries.  RIBC was sold in 1993 to a Houston, Texas based company.  Mr. Letiziano co-owned Classic Motor Car Company, an automobile-manufacturer from 1973 to 1976.  From 1977 to 1982, he was Vice President of First Florida Utilities, Inc., a five-state utility public company  (NASDAQ:SFFL).  In 1982, Mr. Letiziano founded Ringside Events, Inc., a promotional boxing enterprise.  He has held boxing commission licenses in 13 states and Great Britain and has promoted and produced over 150 major events worldwide.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ernest W. Letiziano	2010	$90,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$90,000
Principal Executive	2009	$70,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$70,000
Officer	2008	$70,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$70,000

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

Shares Beneficially Owned (1)

Name and address	Number of Shares	Percentage

Common Stock
Letiziano, Ernest W (2) (7)	1,000,000	18.58%
Donaldson, Thomas (2)	601,000	11.16%
Hillabrand, Hope E (3)	501,000	9.31%
Grad, Richard (4)	401,000	7.45%
Cestari, Arnold J (5)	300,000	5.57%
Freeman, Robert L (6)	270,000	5.02%

Officers and Directors as a group
Common Stock	1,000,000	18.58%
Preferred Stock	2,500,000	50.00%

(1)	Based on 5.383.402 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding at December 31, 2010.
(2)	The address for Mr. Letiziano and Mr. Donaldson is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.
(3)	The address for Ms. Hillabrand is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(4)	The address for Mr. Grad is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(5)	The address for Mr. Cestari is The address5) Worth Avenue, Suite 316, Palm Beach, FL 33480.
(6)	The address for Mr. Freeman is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(7)
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

PART IV

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, S. W. Hatfield, CPA of Dallas, Texas and L.A. Prevratil, LLC..

		Year Ended December 31, 2010	Year Ended December 31, 2009
1	Audit Fees	$24,275	$18,365
2	Audit-related feed	-	-
3	Tax Fees	1,000	1,000
4	All other feeds	-	-

	Totals	$25,275	$19,365

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with L.A. Prevratil, LLC maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: L.A. Prevratil, LLC did not charge the Company any fees for financial information system design and implementation fees.

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

The Company’s principal accountant, L.A. Prevratil, LLC, engaged an outside firm other than the principal accountant’s full-time, permanent employees for quality control review.

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

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

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

(Financial statements start on next page)

Signet International Holdings, Inc.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009	F-3

Consolidated Statement of Changes in Shareholders' Equity for the period from October 17, 2003 (date of inception) through December 31, 2009	F-4 - F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009	F-8

Notes to Consolidated Financial Statements	F-9 - F-20

F-

Letterhead of L.A. Prevratil, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Signet International Holdings, Inc.

We have audited the consolidated balance sheet of Signet International Holdings, Inc.  (a Delaware corporation and a developmental stage company) as of December 31, 2010, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Signet International Holdings as of December 31, 2009, were audited by other auditors whose report dated April 7,2010 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Signet International Holdings, Inc.  as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and from October 17, 2003 (inception), to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:/s/ L.A. Prevratil, CPA

L.A. Prevratil, LLC

West Palm Beach, Florida April 12, 2011

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash in bank	$10,659	$32,396

Other Assets
Option agreement	600,042	600,000
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,249

Total Assets	$4,617,950	$4,639,645

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$-	$5000
Accounts payable - trade	155,631	153,529
Other accrued liabilities	528,458	485,375
Accrued officer compensation	514,683	424,683

Total Current Liabilities	1,198,772	1,068,587

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
5,383,402 and 4,922,222 shares
issued and outstanding, respectively	5,383	4,922
Additional paid-in capital	5,627,266	5,399,065
Deficit accumulated during the development stage	(2,218,471)	(1,837,929)

Total Shareholders’ Equity (Deficit)	3,419,178	3,571,058

Total Liabilities and Shareholders’ Equity	$4,617,950	$4,639,645

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2010 and 2009 and
Period from October 17, 2003 (date of inception) through December 31, 2010

			Period from
			12-Oct-03
	Year ended	Year ended	(date of inception) through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	90,000	70,000	521,670
Other salaries	172,000	130,000	609,125
Other general and administrative expenses	118,042	96,163	988,375
Total expenses	380,042	296,163	2,208,971

Loss from operations	(380,042)	(296,163)	(2,208,971)

Other income (expense)
Interest expense	500	150	(9,500)

Loss before provision for income taxes	(380,542)	(296,313)	(2,218,471)

Provision for income taxes	-	-	-

Net Loss	(380,542)	(296,313)	(2,218,471)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(380,542)	$(296,313)	$(2,218,471)

Loss per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.07)	$(0.06)	$(0.52)

Weighted-average number of shares
outstanding - basic and fully diluted	5,249,414	4,769,032	4,257,331

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2010

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
Period from October 17, 2003 (date of inception) through December 31, 2010

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
Period from October 17, 2003 (date of inception) through December 31, 2010

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

 (a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued
Period from October 17, 2003 (date of inception) through December 31, 2010

					Additional	Deficit accumulated during the	Stock
			Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Common stock issued in
private transactions
for payment of
consulting
fees in April 2010			447,050	447	178,373			178,820
Common stock issued in
consideration
of binding
agreement
in May 2010			100		42			42
Common stock issued pursuant to
Registration Rights
agreement dated
November 5, 2007
issued August 2010			14,000	14	4,669			4,683
Common stock sold pursuant
to a private placement
placement
in September 2010			90,030	90	30,027			30,117
Common stock rescission pursuant to
Court Finding in			(146,000)	(146)	146			-
September 2010
Common stock issued for
payment of legal
fees in
October 2010			50,000	50	12,450			12,500
Common stock sold pursuant
to a private placement
placement in
December 2010			6,000	6	2,494			2,500
Less cost of raising capital
Net loss for the year						(380,542)		(380,542)
Balances at December 31, 2010	5,000,000	$5,000	5,383,402	$5,383	$5,627,266	$(2,218,471)	$-	$3,419,178

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through December 31, 2010

			Period from
			17-Oct-03
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(380,542)	$(296,313)	$(2,218,471)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid
with issuance of common stock	-	-	50,810
Expenses paid with issuance of common stock	12,500	1,000	319,930
Increase (Decrease) in
Accounts payable - trade	2,103	16,009	80,632
Accrued liabilities	43,082	142,000	528,457
Accrued officers compensation	90,000	68,763	514,683

Net cash used in operating activities	(232,857)	(68,541)	(723,959)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	5,000	95,000
Repayment of note payable	(5,000)	-	(95,000)
Proceeds from sale of common stock	216,120	56,241	766,550
Cash paid to acquire capital		(5,300)	(15,747)
Purchase of treasury stock	-	-	(50,000)
Capital contributed to support operations	-	-	33,815

Net cash (used in) financing activities	211,120	55,941	734,618

Increase (Decrease) in Cash	(21,737)	(12,600)	10,659

Cash at beginning of period	32,396	44,996	-

Cash at end of period	$10,659	$32,396	$10,659

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$150	$-	$9,150
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,220,000.

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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

Note D - Summary of Significant Accounting Policies - Continued

5.    Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2010 and 2009,  respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At December 31, 2010 and 2009, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
December 31, 2010 and 2009

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

This Purchase Agreement was originally scheduled to close and become effective as of January 1, 2010; however, in March 2010, the Company and Access Media Group, Inc. mutually agreed to defer the closing on this Purchase Agreement with no other changes to the terms and conditions until funding sources can be arranged.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2010 and 2009

Note H- Note Payable

On October 27, 2009, the Company executed a note payable to an individual in the amount of $5,000.  The proceeds from this note were used for working capital.  This note bears interest at 10% per annum and is due and payable on the 360th day after October 27, 2009.  The note was repaid September 2010.

Note I - Income Taxes

The components of income tax (benefit) expense each of the years ended December 31, 2010 and 2009 and for the period from October 17, 2003 (date of inception) through December 31, 2010, are as follows:

Period from
October 17, 2003
(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-

State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of December 31, 2010, the Company has a cumulative net operating loss carry forward of approximately $800,000 for Federal and State income tax purposes.  The amount and availability of any future net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2010 and 2009 and for the period from October 17, 2003 (date of inception) through December 31, 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			October 17, 2003
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2009

Statutory rate applied to income before income taxes	$($129,000)	$(101,000)	$(754,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Officers compensation and other accrued
expenses not deductible until paid	96,000	77,000	422,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carry forward	33,000	24,000	270,000
Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2010 and 2009

Note I - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carry forwards give rise to deferred tax assets and liabilities as of December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carry forwards	$270,000	$237,000
Officer compensation and other
accrued expenses deductible when paid	422,000	326,000
Less valuation allowance	(692,000)	(563,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2010 and 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $129,000 and $100,000.

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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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
On April 7 and 14, 2010 the Company issued in private transactions, 447,050 of unregistered, restricted common stock for and services proceeds of $28,860.00 cash  which includes 325,000 common shares issued to the company’s new Chief Operating Officer and 50,000 shares issued to the company’s Corporate Counsel in lieu salary and professional service fees. The issue of common stock reflects the company’s par value of its common stock. These shares were issued in consideration for services performed for the company and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2010 and 2009

Note K - Common Stock Transactions – Continued

On September 29, 2010 the Federal Court for the Northern District of Texas  ordered the return of 146,000 shares of common stock.  Pursuant to the Company's registration filing, Sb-2 effective February 2, 2007, the Company issued restricted common stock to its founders who contributed their efforts in the formation of the company.  By July 2007, the company learned that one founder had unscrupulously attempted to conspire with others to sell all or part of his restricted 151,000 shares. It became apparent that the shareholder had no intentions of assisting the company as promised.  Consequently, the Company issued a demand for the return of issued shares. On September 17, 2007, the Company filed a brief with the Dallas County Court, Texas petitioning for the return of the Company's remaining shares of stock. On October 1, 2007 as a result of a court ordered mediation, the Company was granted rescission of all the remaining 146,000 shares and imposed other constraints upon the defendant.  On January 18, 2008, the defendant filed a Motion for a New Trial in Dallas, Texas.  On September 29, 2010 the Federal Court for the Northern District of Texas denied the defendant’s appeal and ordered the return of the Company’s stock.

On October 15, 2010 The Company issued 50,000 shares of unregistered, restricted common stock in consideration for the obtaining legal filings to recover the Federal Court for the Northern District of Texas awarded return of the Company’s stock.  The issued stock value approximated the fair value and closing quoted price of the Company’s common stock on the issue date. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On December 29,, 2010 The Company sold in a private transaction, 6,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

For the respective years ended December 31, 2010 and 2009, respectively, the Company paid or accrued an aggregate of approximately $32,020 and $21,068 for rent under all of these agreements.

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
December 31, 2010 and 2009

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

This Purchase Agreement was originally scheduled to close and become effective as of January 1, 2010; however, in March 2010, the Company and Access Media Group, Inc. mutually agreed to defer the closing on this Purchase Agreement until with no other changes to the terms and conditions.

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
December 31, 2010 and 2009

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

Note M - Subsequent Events

On January 6, 2011 the Company accepted a Letter of Resignation from its former Chief Operating Officer, Arnold J. Cestari effective as of January 1, 2011.

On January 11, 2011, The Company executed a Binding Agreement with 4-D Interactive, LLC. The new subsidiary is engaged in the business of creating, designing, and inventing state of the art 3-D and 4-D volumetric technology of Intellectual Properties including software and systems and recently developed new discoveries in mathematics and proven optoelectronic applications. Mr. Yevgeniy Nemirovskiy, Ukraine, Soviet Union, received international recognition from Aviation Engineering Institute where the Russian Space Age technology was born. He is the distinguished Scientist and author of a number of world-wide patented inventions.  He has consulted for NASA, the Kremlin and holds the distinction of his conclusions when requested to apply his science of digital volumetric imaging to the Holy Shroud of Turin where he proved that the Shroud Image is indeed genuine.  Mr. Nemirovskiy has recently applied his research wherein he has invented a single lens 3D and 4-D digital camera as well as 4-D digital real time display for TV screens and computer monitors.  His next generation step-ahead technology will soon be introduced to a world-wide audience the functionality of which will completely evolve and transcend the Motion Picture industry and the way we watch TV and use our Computers.  4-D Interactive, LLC is now a wholly owned Subsidiary of Signet International Holdings, Inc. a Public company trading, OTCBB under the symbol “SIGN.” The 4-D Interactive, LLC labs will soon be established in Palm Beach, Florida.

Management has evaluated all activity of the Company through April 12, 2011 (the issue date of the financial statements) and concluded that no subsequent additional events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Dated: April 12, 2011	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signet International Holdings, Inc.

Dated: April 12, 2011	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director