Form 10-Q
period 2011-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2011-05-16
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended March 31, 2011

Item 1

Part 1 - Financial Statements
Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash in bank	$11,006	$10,659

Other Assets

Option agreement	600,042	600,042
Broadcast and intellectual properties, net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,618,297	$4,617,950

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$160,768	$155,631
Other accrued liabilities	567,222	528,458
Accrued officer compensation	537,183	514,683
Total Current Liabilities	1,265,173	1,198,772

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value 50,000,000 shares authorized 5,000,000 shares designated, issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value. 100,000,000 shares authorized 6,527,402 and 5,383,402 shares issued and outstanding respectively	6,527	5,383
Common stock subscribed	19
Stock subscriptions receivable	(4,500)
Additional paid-in capital	5,665,403	5,627,266
Deficit accumulated during the development stage	(2,319,325)	(2,218,471)

Total Shareholders’ Equity (Deficit)	3,353,124	3,419,178

Total Liabilities and Shareholders’ Equity	$4,618,297	$4,617,950

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended March 31, 2011 and 2010 and
Period from October 17, 2003 (date of inception) through March 31, 2011

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from October 17, 2003 (date of inception) through March 31, 2011
Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	22,500	22,500	544,170
Other salaries	34,250	54,250	643,375
Other general and administrative expenses	44,104	27,243	1,032,479

Total Expenses	100,854	103,993	2,309,825

Loss from Operations	(100,854)	(103,993)	(2,309,825)

Other Expense
Interest expense		(125)	(9,500)

Loss before Provision for Income Taxes	(100,854)	(104,118)	(2,319,325)

Provision for Income Taxes	-	-	-

Net Loss	(100,854)	(104,118)	(2,319,325)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(100,854)	$(104,118)	$(2,319,325)

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.02)	$(0.02)	$(0.54)

Weighted-average number of shares of common stock outstanding	5,745,458	4,922,222	4,306,516

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended March 31, 2011 and 2010 and
Period from October 17, 2003 (date of inception) through March 31, 2011

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from October 17, 2003 (date of inception) through March 31, 2010
Cash Flows from Operating Activities
Net Loss	$(100,854)	$(104,118)	$(2,319,325)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	319,930
Increase (Decrease) in
Accounts payable - trade	5,137	3,526	85,769
Accrued liabilities	38,764	57,375	567,221
Accrued officers compensation	22,500	22,500	537,183

Net cash used in operating activities	(34,453)	(20,717)	(758,412)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	95,000
Cash paid to retire note payable	-	-	(95,000)
Cash proceeds from sale of common stock	39,300		805,850
Increase in stock subscriptions receivable	(4,500)		(4,500)
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(15,747)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	34,800		769,418

Increase (Decrease) in Cash and Cash Equivalents	347	(20,715)	11,006

Cash and cash equivalents at beginning of period	10,659	32,396

Cash and cash equivalents at end of period	$11,006	$11,681	$11,006

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$9150
Income taxes paid (refunded)	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,320,000.

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
March 31, 2011 and 2010

Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2010.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2011.

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
March 31, 2011 and 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
March 31, 2011 and 2010

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

At March 31, 2011 and 2010, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

This Purchase Agreement was originally scheduled to close and become effective as of January 1, 2010; however, in March 2010, the Company and Access Media Group, Inc mutually agreed to defer the closing on this Purchase Agreement with no other changes to the terms and conditions until funding sources can be arranged.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the nine and three month periods ended March 31, 2011 and 2010 and for the period from October 17, 2003 (date of inception) through March 31, 2011, are as follows:

	Three months	Three month	Period from
	ended	ended	October 17, 2003
	March 31,	March 31,	(date of bankruptcy
	2011	2010	settlement)through
March 31,
2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

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

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and 2010

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine months ended March 31, 2011 and 2010 and for the period from October 17, 2003 (date of inception) through March 31, 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months	Period from October 17, 2003 (date of inception) through March 31, 2011
	ended	ended
	March 31,	March 31,
	2011	2010
Statutory rate applied to income before income taxes	$(34,300)	$(36,000)	$(788,600)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	19,300	18,300	441,300
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	15,000	17,700	285,300
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2010	December 31, 2010
Deferred tax assets
Net operating loss carryforwards	$15,000	$270,000
Officer compensation deductible when paid	19,300	422,000
Less valuation allowance	(34,300)	(692,000)
Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $34,300 and $129,000.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and 2010

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
March 31, 2011 and 2010

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
March 31, 2011 and 2010

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
March 31, 2011 and 2010

Note J - Common Stock Transactions – Continued

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

On March 1, 2011 The Company sold in a private transaction, 16,700 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On March 3, 2011 The Company issued 1.0 Million shares of unregistered, restricted common stock to a Public Relations and Investors Relations firm in consideration for professional services to further the company’s efforts to expand public awareness. By mutual agreement, the company has reserved the right of rescission predicated upon the success of the PR Firm. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On March 8, 2011 The Company sold in a private transaction, 1,500 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction..

On March 10, 2011 The Company sold in a private transaction, 8,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On March 31, 2011 The Company sold in a private transaction, 82,200 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2011 and 2010

Note K - Commitments

Leased office space

The Company operates from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  The lease agreement was originally to expire in July 2009.  On March 15, 2011 a new three year lease was signed. The lease currently requires monthly payments of approximately $1,000.  The Company is not responsible for any additional charges for common area maintenance.

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
March 31, 2011 and 2010

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

Note L - Subsequent Events

Management has evaluated all activity of the Company through May 16, 2011(the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial  statements or disclosure in the notes to financial statements.

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

We had no revenue for either of the respective month periods ended March 31, 2011 or 2010, respectively.

General and administrative expenses for the three months ended March 31, 2011 and 2010 were approximately $44,000 and $27,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the three months ended March 31, 2011 and 2010, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $22,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $34,250 and $54,250 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the three months ended March 31, 2011 and 2010, respectively, was approximately $(100,854) and $(104,118).  Our earnings per share for the respective quarters ended March 31, 2011 and 2010 were approximately $(0.02) and $(0.02) based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2011 and 2010, respectively, the Company had working capital of approximately $(229,400) and $(192,700), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

During the quarter ended March 31, 2011, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 1, 2011 The Company sold in a private transaction, 16,700 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On March 3, 2011 The Company issued 1.0 Million shares of unregistered, restricted common stock to a Public Relations and Investors Relations firm in consideration for professional services to further the company’s efforts to expand public awareness. By mutual agreement, the company has reserved the right of rescission predicated upon the success of the PR Firm. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On March 8, 2011 The Company sold in a private transaction, 1,500 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On March 10, 2011 The Company sold in a private transaction, 8,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On March 31, 2011 The Company sold in a private transaction, 82,200 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.
.

Item 3 - Defaults on Senior Securities

None

Item 4 – Removed and Reserved

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

Signet International Holdings, Inc.

Date: May 16, 2011	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director