Form 10-Q
period 2011-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2011-08-15
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  August 15, 2011: 6,607,802

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended June 30, 2011

Item 1

Part 1 - Financial Statements
Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash in bank	$31,305	$10,659

Other Assets

Option agreement	600,042	600,042
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,638,596	$4,617,950

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$160,768	$155,631
Other accrued liabilities	600,472	528,458
Accrued officer compensation	559,683	514,683
Total Current Liabilities	1,320,923	1,198,772

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized
6,607,802 and 5,383,402 shares issued
and outstanding respecitively	6,608	5,383
Common stock subscribed
Stock subscriptions receivable
Additional paid-in capital	5,700,641	5,627,266
Deficit accumulated during the development stage	(2,394,576)	(2,218,471)

Total Shareholders’ Equity (Deficit)	3,317,673	3,419,178

Total Liabilities and Shareholders’ Equity	$4,638,596	$4,617,950

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Three and Six months ended June 30, 2011 and 2010 and
Period from October 17, 2003 (date of inception) through June 30, 2011

(Unaudited)

					Period from
					October 17, 2003
	Six months	Six months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	-	-	89,801
Officer compensation	45,000	45,000	22,500	22,500	566,670
Other salaries	64,000	101,500	29,750	47,250	673,125
Other general and administrative expenses	66,548	57,935	22,444	30,693	1,054,923

Total Expenses	175,548	204,435	74,694	100,443	2,384,519

Loss from Operations	(175.548)	(204,453)	(74,694)	(100,443)	(2,384,519)

Other Expense
Interest expense	558	(250)	558	(125)	(10,058)

Loss before Provision for Income Taxes	(176,106)	(204,685)	(75,252)	(100,568)	(2,394,557)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(176,106)	(204,685)	(75,252)	(100,568)	(2,394,577)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(176,106)	$(204,685)	$(75,252)	$(100,568)	$(2,394,577)

Loss per weighted-average share of common stock	$(0.03)	$(0.04)	$(0.01)	$(0.02)	$(0.55)
outstanding, computed on Net Loss - basic and fully diluted

Weighted-average number of shares of common stock outstanding	6,141,585	5,117,660	6,566,727	5,310,950	4,378,529

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Six months ended June 30, 2011 and 2010 and
Period from October 17, 2003 (date of inception) through June 30, 2011

(Unaudited)

			Period from
			October 17, 2003
	Six months	Six months	(date of inception)
	ended	ended	through
	June 30, 2011	June 30, 2010	June 30, 2011

Cash Flows from Operating Activities
Net Loss	$(176,106)	$(204,685)	$(2,394,577)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	30	149,960	319,960
Increase (Decrease) in
Accounts payable - trade	5,137	3,016	85,769
Accrued liabilities	71,985	(41,167)	600,442
Accrued officers compensation	45,000	45,000	559,683

Net cash used in operating activities	(53,954)	(47,876)	(777,913)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	95,000
Cash paid to retire note payable	-	-	(95,000)
Cash proceeds from sale of common stock	74,600	28,860	841,150
Increase in stock subscriptions recievable
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(15,747)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	74,600	28,860	809,218

Increase (Decrease) in Cash and Cash Equivalents	20,646	(19,016)	31,305

Cash and cash equivalents at beginning of period	10,659	32,396

Cash and cash equivalents at end of period	$31,305	$13,380	$31,305

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$1,057	$-	$10,207
Income taxes paid (refunded)	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for downpayment on Asset Purchase Agreement	$	$	$600,042

Acquisition of broadcast properties with common stock and accounts payable	$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,384,519.

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
June 30, 2011 and 2010

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
June 30, 2011 and 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
June 30, 2011 and 2010

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

At June 30, 2011 and 2010, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
June 30, 2011 and 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the six and three month periods ended June 30, 2011 and 2010 and for the period from October 17, 2003 (date of inception) through June 30, 2011, are as follows:

	Six months	Six months	Three months	Three months	Period from
	ended	ended	ended	ended	October 17, 2003
	June 30,	June 30,	June 30,	June 30,	(date of inception)
	2011	2010	2011	2010	through
June 30,
2011

Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of June 30, 2011, the Company has a net operating loss carryforward of approximately $760,000 for Federal income tax purposes and approximately $650,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and 2010

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six months ended June 30, 2011 and 2010 and for the period from October 17, 2003 (date of inception) through June 30, 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months	Period from October 17, 2003 (date of inception) through June 30, 2011
	ended	ended
	June 30,	June 30,
	2011	2010
Statutory rate applied to income before income taxes	$(59,900)	$(69,600)	$(848,500)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	35,000	35,000	476,300
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	24,900	34,600	310,200
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Deferred tax assets
Net operating loss carryforwards	$24,900	$270,000
Officer compensation deductible when paid	35,000	422,000
Less valuation allowance	(59,900)	(692,000)
Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $59,900 and $129,000.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and 2010

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
June 30, 2011 and 2010

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
June 30, 2011 and 2010

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
June 30, 2011 and 2010

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

On April 28, 2011 The Company sold in a private transaction, 6,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On May 2, 2011 The Company sold in a private transaction, 10,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On June 1, 2011 The Company sold in a private transaction, 100,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
June 30, 2011 and 2010

Note K - Commitments

Leased office space

The Company operates from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  The lease agreement was originally expired to expire in July 2009 . On March 15, 2011 a new three year lease was signed. The lease currently requires monthly payments of approximately $1,000.  The Company is not responsible for any additional charges for common area maintenance.

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
June 30, 2011 and 2010

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

Note L - Subsequent Events

Management has evaluated all activity of the Company through August 15, 2011(the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial  statements or disclosure in the notes to financial statements.

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

We had no revenue for either of the respective month periods ended June 30, 2011 or 2010, respectively.

General and administrative expenses for the six months ended June 30, 2011 and 2010 were approximately $66,500 and $57,900, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the six months ended June 30, 2011 and 2010, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $45,000 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $64,000 and $101,500 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the six months ended June 30, 2011 and 2010, respectively, was approximately $(176,106) and $(204,685).  Our earnings per share for the respective quarters ended June 30, 2011 and 2010 were approximately $(0.01) and $(0.02) based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At June 30, 2011 and 2010, respectively, the Company had working capital of approximately $(212,650) and $(210,100), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

(4)	Caution Regarding Forward-Looking Information

As of June 30, 2010, we had approximately $31,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended June 30, 2011, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On April 28, 2011 The Company sold in a private transaction, 6,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On May 2, 2011 The Company sold in a private transaction, 10,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On June 1, 2011 The Company sold in a private transaction, 100,000 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

Signet International Holdings, Inc.

Date: August 15, 2011	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director