Form 10-Q/A
period 2011-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2011-09-14
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Amendment No.1 to
Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

The sole purpose of this Form 10-Q/A is to furnish the interactive data files from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL)

Users of this data are advised that no other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

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

Item 3 - Defaults on Senior Securities

None

Item 4 – Removed and Reserved

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)         Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

(b)         Reports of Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Date: September 14, 2011	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director