Form 10-Q
period 2011-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2011-11-14
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  November 15, 2011: 6,718,302

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended September 30, 2011

Item 1

Part 1 - Financial Statements
Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash in bank	$16,129	$10,659

Other Assets

Option agreement	600,042	600,042
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,623.420	$4,617,950

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$160,768	$155,631
Other accrued liabilities	637,572	528,458
Accrued officer compensation	582,183	514,683
Total Current Liabilities	1,380,523	1,198,772

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized
6,618,302 and 5,383,402 shares issued
and outstanding respectively	6,618	5,383
Common stock subscribed
Stock subscriptions receivable
Additional paid-in capital	5,702,631	5,627,266
Deficit accumulated during the development stage	(2,471,352)	(2,218,471)

Total Shareholders’ Equity (Deficit)	3,242,897	3,419,178

Total Liabilities and Shareholders’ Equity	$4,623,420	$4,617,950

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Three and Nine months ended September 30, 2011 and 2010 and
Period from October 17, 2003 (date of inception) through September 30, 2011

(Unaudited)

					Period from
					October 17, 2003
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	-	-	89,801
Officer compensation	67,500	67,500	22,500	22,500	589,170
Other salaries	96,350	130,750	32,350	29,250	705,475
Other general and administrative expenses	88,474	81,952	21,926	24,017	1,076,849

Total Expenses	252,324	280,202	76,776	75,767	2,461,295

Loss from Operations	(252,324)	(280,202)	(76,776)	(75,767)	(2,461,295)

Other Expense
Interest expense	558	500		250	10,058

Loss before Provision for Income Taxes	(252,882)	(280,702)	(76,776)	(76,017)	(2,471,353)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(252,882)	(280,702)	(76,776)	(76,017)	(2,471,353)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(252,882)	$(280,702)	$(76,776)	$(76,017)	$(2,471,353)

Loss per weighted-average share of common stock	$(0.04)	$(0.05)	$(0.01)	$(0.01)	$(0.56)
outstanding, computed on Net Loss - basic and fully diluted

Weighted-average number of shares of common stock outstanding	6,300,875	5,208,667	6,614,259	5,387,715	4,449,309

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended September 30, 2011 and 2010 and
Period from October 17, 2003 (date of inception) through September 30, 2011

(Unaudited)
			Period from
			October 17, 2003
	Nine months	Nine months	(date of inception)
	ended	ended	through
	September 30, 2011	September 30, 2010	September 30, 2011

Cash Flows from Operating Activities
Net Loss	$(252,882)	$(280,702)	$(2,471,353)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	30	152,460	319,960
Increase (Decrease) in
Accounts payable - trade	5,137	3,889	85,769
Accrued liabilities	109,085	(7,167)	637,542
Accrued officers compensation	67,500	67,500	582,183

Net cash used in operating activities	(71,130)	(64,020)	(795,089)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	95,000
Cash paid to retire note payable	-	(5,000)	(95,000)
Cash proceeds from sale of common stock	76,600	61,160	843,150
Increase in stock subscriptions receivable
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(15,747)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	76,600	56,160	811,218

Increase (Decrease) in Cash and Cash Equivalents	5,470	(7,860)	16,129

Cash and cash equivalents at beginning of period	10,659	32,396

Cash and cash equivalents at end of period	$16,129	$24,536	$16,129

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$1,057	$-	$10,207
Income taxes paid (refunded)	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for down payment on Asset Purchase Agreement	$	$	$600,042

Acquisition of broadcast properties with common stock and accounts payable	$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
September 30, 2011 and 2010

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,471,353.

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
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
September 30, 2011 and 2010

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

At September 30, 2011 and 2010, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
September 30, 2011 and 2010

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the Nine and three month periods ended September 30, 2011 and 2010 and for the period from October 17, 2003 (date of inception) through September 30, 2011, are as follows:

Period from
October 17, 2003
	Nine months	Nine months	Three months	Three months	(date of inception)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of September 30, 2011, the Company has a net operating loss carryforward of approximately $880,000 for Federal income tax purposes and approximately $650,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2011 and 2010

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the Nine months ended September 30, 2011 and 2010 and for the period from October 17, 2003 (date of inception) through September 30, 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from October
			17, 2003
	Nine months ended	Nine months ended	(date of inception) through
	September 30, 2011	September 30, 2010	September 30, 2011

Statutory rate applied to income before income taxes	$(85,980)	$(76,000)	$(880,260)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	55,709	51,000	384,727
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	30,271	25,000	433,533
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2011 and December 31, 2010, respectively:

	September 30, 2011	December 31, 2010
Deferred tax assets
Net operating loss carryforwards	$85,980	$270,000
Officer compensation deductible when paid	22,950	422,000
Less valuation allowance	(108,930)	(692,000)
Net Deferred Tax Asset	$-	$-

During the Nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $49,030 and $129,000.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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

On August 8, 2011, The Company sold in a private transaction, 10,500 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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

Note L - Subsequent Events

Management has evaluated all activity of the Company through November 15, 2011(the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial  statements or disclosure in the notes to financial statements.

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

We had no revenue for either of the respective month periods ended September 30, 2011 or 2010, respectively.

General and administrative expenses for the Nine months ended September 30, 2011 and 2010 were approximately $88,414 and $81,952900, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the Nine months ended September 30, 2011 and 2010, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $67,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $96,350 and $130,750 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the Nine months ended September 30, 2011 and 2010, respectively, was approximately $(252,882) and $(280,702).  Our earnings per share for the respective quarters ended September 30, 2011 and 2010 were approximately $(0.04) and $(0.05) based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2011 and 2010, respectively, the Company had working capital of approximately $(144,639) and $(144,972), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

(4)	Caution Regarding Forward-Looking Information

As of September 30, 2010, we had approximately $16,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended September 30, 2011, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 8, 2011, The Company sold in a private transaction, 10,500 shares of unregistered, restricted common stock for cash which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction

Item 3 - Defaults on Senior Securities

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

Signet International Holdings, Inc.

Date: November 15, 2011	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director