Form 10-K
period 2011-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2012-03-30
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 20, 2012 was approximately $ 1,229,211 based upon 2,458,422 shares held by non-affiliates and a closing market price of $0.50 per share on March 20, 2012, as quoted at www.bigcharts.com.

As of March 21,2012, there were 6,725,000  shares of Common Stock issued and outstanding.

Signet International Holdings, Inc.
Form 10-K for the Year ended December 31, 2011

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

These inventions are:

1.
A New display media technology for 2-D, 3-D and 4-D imaging in an ambient light environment. It allows the simultaneous display of many multiples of High Definition images (still or moving) on the same display without overlapping. The total number of possible displays is classified; however it is substantially greater than 100. To enable the reader to comprehend the implausible resolution of the new media, we offer the following example: if hundreds of people were all watching the same screen, they could choose to see from hundreds of totally different 3/4-D or standard 2-D motion pictures all playing at the same time on the same screen, naturally headsets would be required to separate the audio. This new display, in conjunction with the second invention described below, can also be incorporated as an attachment to a regular desktop computer.  A lab prototype of the display elements has been finalized and it has confirmed the feasibility and viability that, as configured, it meets the level of resolution required to perform as described1.

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

For the respective years ended December 31, 2011 and 2010, we paid or accrued an aggregate of $31,000 and $32,000 for rent under these agreements.

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

The ask/high and bid/low information for each calendar quarter in the previous two (2) years, as obtained from www.bigcharts.com, are as follows:

	High	Low
Fiscal year ended December 31, 2010
Quarter ended March 31, 2010	$0.51	$0.07
Quarter ended June 30, 2010	$0.45	$0.05
Quarter ended September 30, 2009	$0.50	$0.30
Quarter ended December 31, 2009	$0.30	$0.20

Fiscal year ended December 31, 2011
Quarter ended March 31, 2011	$0.50	$0.50
Quarter ended June 30, 2011	$0.07	$0.01
Quarter ended September 30, 2010	$0.50	$0.30
Quarter ended December 31, 2010	$0.20	$0.20

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

On October 7, 2011, The Company sold in a private transaction, 100,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On December 13, 2011, The Company sold in a private transaction, 6,698 shares of unregistered, restricted common stock for cash, which approximated the fair value, and closing quoted price of the Company’s common stock on the transaction date.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

Item 6-   Selected Financial Data

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

We had no revenue for either of the years ended December 31, 2011 or 2010.

Our total general and administrative operating expenses for each of the years ended December 31, 2011 and 2010 were approximately $315,000 and $380,000, respectively.  Included in these expenses is approximately $90,000 per year, for executive salaries and approximately $129,000 and $172,000 for the years ended December 31, 2011 and 2010, respectively, for administrative and other non-executive compensation during the same annual periods.  Our non-compensation expenses were approximately $96,000 and $118,000 for each of the years ended December 31, 2011 and 2010, with the majority of these expenditures relating to office rents, as previously discussed, and legal and other professional fees.  All of the above expenses relate, principally, to the consistent refinement and implementation of our business plan, the maintenance of the corporate  entity and the preparation and filing of various periodic reports pursuant to the Securities Exchange Act of 1934, as required.

It is anticipated that future expenditure levels will increase when we implement our business plan and start full-scale operations.

Earnings per share for the respective years ended December 31, 2011 and 2010 were $(0.05) and $(0.07) based on the weighted -average shares issued and outstanding at the end of each respective period.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than refining and implementing our business plan and maintaining our obligations as a reporting company under the Securities Exchange Act of 1934 unless and until such time that we begin meaningful operations.

At December 31, 2011 and 2010, respectively, we had working capital of approximately $(1,400,000) and $(1,057,000), respectively.  The working capital deficit includes aggregate accrued officer and other compensation of approximately $1,186,000 and $968,000 which all concerned parties have agreed to defer payment of said accrued compensation until the Board of Directors deem payments be made on an appropriate timely basis or as financial conditions warrant.

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

As of December 31, 2011, we had approximately $22,500 in cash.  Our monthly cash requirements presently average approximately $7,100 per month as our operating activities required approximately $65,000 and $85,500 for each of the years ended December 31, 2011 and 2010, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Ernest W. Letiziano	63	President, Chief Executive Officer
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

Biographical Information

Ernest W. Letiziano was appointed as the Company’s President, Chief Executive Officer, Chief Financial officer and sole director as of July 8, 2005.  Mr. Letiziano, age 63, has over 40 years of experience in finance, business and sports and entertainment.  After serving his internship with Haskins & Sells, CPA’s (currently Deliotte), Mr. Letiziano sat for his CPA Certificate in Pennsylvania.  In 1964, he also received his Registered Municipal Accountant’s Certificate to practice in New York, New Jersey and Pennsylvania.  He was employed with Haskins and Sells from 1962-1969.  Mr. Letiziano attended Pennsylvania State University, where he majored in  accounting and economics. From 1970-1972, he co-owned an accounting practice in Reading, PA.  From 1992 to the present,  Mr. Letiziano has been self-employed as an international monetarist facilitating financial transactions for his clients.  From 1988 to 1993, Mr. Letiziano was CEO of Ringside International Broadcasting Corporation, (NASDAQ: RIBC).  RIBC enjoyed over 4 years of success in sports and entertainment TV programming and captured 98% of the TV markets; in excess of 66 million TV households in the United States.  RIBC boxing shows also aired in eight foreign countries.  RIBC was  sold in 1993 to a Houston, Texas based company.  Mr. Letiziano co-owned Classic Motor Car Company, an automobile-manufacturer from 1973 to 1976.  From 1977 to 1982, he was Vice President of First Florida Utilities, Inc., a five-state utility public company  (NASDAQ:SFFL).  In 1982, Mr. Letiziano founded Ringside Events, Inc., a promotional boxing enterprise.  He has held boxing commission licenses in 13 states and Great Britain and has promoted and produced over 150 major events worldwide.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ernest W. Letiziano Principal Executive Officer	2011 2010 2009	$90,000 $90,000 $70,000	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$90,000 $90,000 $70,000
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

Shares Beneficially Owned (1)

Name and address	Number of Shares	Percentage

Common Stock
Letiziano, Ernest W (2) (7)	1,000,000	14.87%
Donaldson, Thomas (2)	601,000	8.94%
Hillabrand, Hope E (3)	501,000	7.45%
Grad, Richard (4)	401,000	5.96%
Cestari, Arnold J (5)	389,285	5.79%

Preferred Stock
Letiziano, Ernest W (2)	2,500,000	50.00%
Donaldson, Thomas (2)	1,000,000	20.00%
Hillabrand, Hope E (3)	1,500,000	30.00%

Officers and Directors as a group
Common Stock	1,000,000	14.87%
Preferred Stock	2,500,000	50.00%

(1)	Based on 6,725,000 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding at December 31, 2011.
(2)	The address for Mr. Letiziano and Mr. Donaldson is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.
(3)	The address for Ms. Hillabrand is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(4)	The address for Mr. Grad is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
The address for Mr. Cestari is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(6)	The address for Mr. Freeman is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
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

		Year Ended December 31, 2011	Year Ended December 31, 2010
1	Audit Fees	$16,200	$24,275
2	Audit-related feed	-	-
3	Tax Fees	1,000	1,000
4	All other feeds	-	-

	Totals	$17,200	$25,275

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

Item 15 - Exhibits, Financial Statement Schedules

2.1	Stock Purchase Agreement dated July 8, 2005 between Scott Raleigh and Signet Entertainment Corporation. (1)
2.2	First Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation. (2)
2.3	Final Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation.(3)
3.1	Restated Certificate of Incorporation of Signet International Holdings, Inc. (3)
3.2	By-Laws (4)
3.3	Resolution regarding pre-incorporation contracts (5)
4.1	Certificate of Designation for Preferences and Rights of Series A Convertible Preferred Stock of Signet International Holdings, Inc. (7)

10.1	Management Agreement with Triple Play Media, Inc. (3)
10.2	Management Agreement with Big Vision, Inc. (4)
10.3	Screenplay Purchase Agreement with FreeHawk Productions, Inc. (rescinded) (4)
10.4	Mutual Agreement to Rescind Agreement with FreeHawk Productions, Inc. (3)
10.5	Landlord Letter (3)
10.6	Consulting Agreement with Merriam Joan Handy (5)
10.7	Agreement with FreeHawk Productions, Inc. - 20 half-hour episodes (7)
10.8	Agreement with FreeHawk Productions, Inc. - 30 half-hour episodes of “Border Patrol” (7)
10.9	Agreement with John E. Derhak (7)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on July 12, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on March 3, 2006.
(3)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on September 22, 2006.
(4)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-134665) filed on June 2, 2006.
(5)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on November 6, 2006.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-51185) filed on March 27, 2007.

(Financial statements start on next page)

Signet International Holdings, Inc.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009	F-3

Consolidated Statement of Changes in Shareholders' Equity for the period from October 17, 2003 (date of inception) through December 31, 2009	F-4 - F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from October 17, 2003 (date of inception) through December 31, 2009	F-9

Notes to Consolidated Financial Statements	F-10 - F-22

F-

Letterhead of L.A. Prevratil, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Signet International Holdings, Inc.

We have audited the consolidated balance sheet of Signet International Holdings, Inc.  (a Delaware corporation and a developmental stage company) as of December 31, 2011, 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year  period ended December 31, 2011. Signet International Holding’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signet International Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-tear period ended December 31, 2011 and from October 17, 2003 (inception), to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
March 21, 2012

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash in bank	$22,507	$10,659
Prepaid Expenses	25,000	0
Total Current Assets	47,507	10,659

Other Assets
Option agreement	600,042	600,042
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,654,798	$4,617,950

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$-	$-
Accounts payable - trade	168,158	155,631
Other accrued liabilities	675,072	528,458
Accrued officer compensation	604,683	514,683

Total Current Liabilities	1,447,913	1,198,772

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
6,725,000 and 5,383,402 shares
issued and outstanding, respectively	6,725	5,383
Additional paid-in capital	5,728,525	5,627,266
Deficit accumulated during the development stage	(2,533,365)	(2,218,471)

Total Shareholders’ Equity (Deficit)	3,206,885	3,419,178

Total Liabilities and Shareholders’ Equity	$4,654,798	$4,617,950

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2011 and 2010 and
Period from October 17, 2003 (date of inception) through December 31, 2011

			Period from
			12-Oct-03
	Year ended	Year ended	(date of inception) through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	90,000	90,000	611,670
Other salaries	128,600	172,000	737,725
Other general and administrative expenses	96,294	118,042	1,084,669
Total expenses	314,894	380,042	2,523,865

Loss from operations	(314,894)	(380,042)	(2,523,865)

Other income (expense)
Interest expense	0	(500)	(9,500)

Loss before provision for income taxes	(314,894)	(380,542)	(2,533,365)

Provision for income taxes	-	-	-

Net Loss	(314,894)	(380,542)	(2,533,365)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(314,894)	$(380,542)	$(2,533,365)

Loss per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.05)	$(0.07)	$(0.56)

Weighted-average number of shares
outstanding - basic and fully diluted	6,404,720	5,249,414	4,518,771

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2011

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
Period from October 17, 2003 (date of inception) through December 31, 2011

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
Period from October 17, 2003 (date of inception) through December 31, 2011

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
Period from October 17, 2003 (date of inception) through December 31, 2011

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
September 2010
Common stock issued for
payment of legal
fees in
October 2010			50,000	50	12,450			12,500
Common stock sold pursuant
to a private placement
placement in
December 2010			6,000	6	2,494			2,500
Less cost of raising capital
Net loss for the year						(380,542)		(380,542)

Balances at December 31, 2010	5,000,000	$5,000	$5,383,402	$5,383	$5,627,266	(2,218,471)	$-	$3,419,178

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through December 31, 2011

						Deficit accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	developmental	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Common stock sold pursuant
to private placements
in March 2011			108,400	108	9,692			9,800
Common stock issued for
payment of consulting fees
fees in March 2011			1,000,000	1,000	24,000			25,000
Common stock sold pursuant
to a private placement
in April 2011			6,000	6	6,994			7,000
Common stock sold pursuant
to a private placement
in May 2011			10,000	10	7,790			7,800
Common stock sold pursuant
to a private placement
in June 2011			100,000	100	24,900			25,000
Common stock sold pursuant
to a private placement
in August 2011			10,500	11	1,989			2,000
Common stock sold pursuant
to a private placement
in October 2011			100,000	100	24,900			25,000
Common stock sold pursuant
to a private placement
in December 2011			6,698	7	994			1,001
Net loss for the year						(314,894)		(314,894)

Balances at
December 31, 2011	5,000,000	$5,000	6,725,000	$6,725	$5,728,525	$(2,533,365)	$-	$3,206,885

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through December 31, 2011

			Period from
			17-Oct-03
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss for the period	$(314,894)	$(380,542)	$(2,533,365)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid
with issuance of common stock	-	-	50,810
Expenses paid with issuance of common stock		12,500	319,930
(Increase) Decrease in
Prepaid Assets paid with issuance of common stock	(25,000)		(25,000)
Increase (Decrease) in
Accounts payable - trade	12,528	2,103	93,160
Accrued liabilities	146,614	43,082	675,071
Accrued officers compensation	90,000	90,000	604,683

Net cash used in operating activities	(90,752)	(232,857)	(814,711)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	-	95,000
Repayment of note payable	-	(5,000)	(95,000)
Proceeds from sale of common stock	102,600	216,120	869,150
Cash paid to acquire capital			(15,747)
Purchase of treasury stock	-	-	(50,000)
Capital contributed to support operations	-	-	33,815

Net cash (used in) financing activities	102,600	211,120	837,218

Increase (Decrease) in Cash	11,848	(21,737)	22,507

Cash at beginning of period	10,659	32,396	-

Cash at end of period	$22,507	$10,659	$22,507

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$500	$-	$9,650
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

Note D - Summary of Significant Accounting Policies - Continued

5.       Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010,  respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At December 31, 2011 and 2010, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

Note H- Note Payable

On October 27, 2009, the Company executed a note payable to an individual in the amount of $5,000.  The proceeds from this note were used for working capital.  This note bears interest at 10% per annum and is due and payable on the 360th day after October 27, 2009.  The note was repaid September 2010.

Note I - Income Taxes

The components of income tax (benefit) expense each of the years ended December 31, 2011 and 2010 and for the period from October 17, 2003 (date of inception) through December 31, 2011, are as follows:

Period from
October 17, 2003
(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-

State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of December 31, 2011, the Company has a cumulative net operating loss carry forward of approximately $800,000 for Federal and State income tax purposes.  The amount and availability of any future net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2011 and 2010 and for the period from October 17, 2003 (date of inception) through December 31, 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			October 17, 2003
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Statutory rate applied to income before income taxes	$ $(107,000)	$ $(129,000)	$(861,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Officers compensation and other accrued
expenses not deductible until paid	81,000	96,000	503,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	26,000	33,000	296,000
Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2011 and 2010

Note I - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carry forwards give rise to deferred tax assets and liabilities as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$296,000	$270,000
Officer compensation and other
accrued expenses deductible when paid	503,000	422,000
Less valuation allowance	(799,000)	(692,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2011and 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $107,000 and $129,000.

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

On October 7, 2011, The Company sold in a private transaction, 100,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On December 13, 2011, The Company sold in a private transaction, 6,698 shares of unregistered, restricted common stock for cash, which approximated the fair value, and closing quoted price of the Company’s common stock on the transaction date.  These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

For the respective years ended December 31, 2011 and 2010, respectively, the Company paid or accrued an aggregate of approximately $30,976 and $32,020 for rent under all of these agreements.

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
December 31, 2011 and 2010

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

This Purchase Agreement was originally scheduled to close and become effective as of January 1, 2010; however, in March 2010, the Company and Access Media Group, Inc. mutually agreed to defer the closing on this Purchase Agreement until funding is secured with no other changes to the terms and conditions.

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
December 31, 2011 and 2010

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

Note M - Subsequent Events

Management has evaluated all activity of the Company through March 21, 2012  (the issue date of the financial statements) and concluded that no subsequent additional events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Dated: March 21, 2012	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signet International Holdings, Inc.

Dated: March 21, 2012	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director