Form 10-Q
period 2012-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2012-05-15
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  May 10, 2012: 6,975,000

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended March 31, 2012

Item 1

Part 1 - Financial Statements
Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash in bank	$42,813	$22,507
Prepaid expenses	25,000	25,000
Total Current Assets	67,813	47,507

Other Assets

Option agreement	600,042	600,042
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,675,104	$4,654,798

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$168,158	$168,158
Other accrued liabilities	699,822	675,072
Accrued officer compensation	627,183	604,683
Total Current Liabilities	1,495,163	1,447,913

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized
6,975,000 and 6,725,000 shares issued
and outstanding respecitively	6,975	6,725
Additional paid-in capital	5,765,775	5,728,525
Deficit accumulated during the development stage	(2,597,809)	(2,533,365)

Total Shareholders’ Equity (Deficit)	3,179,941	3,206,885

Total Liabilities and Shareholders’ Equity	$4,675,104	$4,654,798

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended March 31, 2012 and 2011 and
Period from October 17, 2003 (date of inception) through March 31, 2012

(Unaudited)

	Three months	Three months	Period from
	ended	ended	October 17, 2003
	March 31, 2012	March 31, 2011	(date of inception)
			through
			March 31, 2012

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	22,500	22,500	634,170
Other salaries	19,500	34,250	757,225
Other general and administrative expenses	22,444	44,104	1,107,113

Total Expenses	64,444	100,854	2,588,309

Loss from Operations	(64,444)	(100,854)	(2,588,309)

Other Expense
Interest expense		)	(9,500)

Loss before Provision for Income Taxes	(64,444)	(100,854)	(2,597,809)

Provision for Income Taxes	-	-	-

Net Loss	(64,444)	(100,854)	(2,597,809)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(64,444)	$(100,854)	$(2,597,809)

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.01)	$(0.02)	$(0.57)

Weighted-average number of shares of common stock outstanding	6,733,242	5,745,458	4,584,008

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended March 31, 2012 and 2011 and
Period from October 17, 2003 (date of inception) through March 31, 2012

(Unaudited)

	Three months	Three months	Period from
	ended	ended	October 17, 2003
	March 31, 2012	March 31, 2011	(date of inception)
			through
			March 31, 2012

Cash Flows from Operating Activities
Net Loss	$(64,444)	$(100,854)	$(2,597,809)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
(Increase) Decrease in
Prepaid assets paid with issuance of common stock			(25,000)
Expenses paid with common stock	-	-	319,930
Increase (Decrease) in
Accounts payable - trade	-	5,137	93,160
Accrued liabilities	24,750	38,764	699,821
Accrued officers compensation	22,500	22,500	627,183

Net cash used in operating activities	(17,194)	(34,453)	(831,905)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	95,000
Cash paid to retire note payable	-	-	(95,000)
Cash proceeds from sale of common stock	37,500	39,300	906,650
Increase in stock subscriptions recievable	-	(4,500)
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(15,747)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	37,500	34,800	874,718

Increase (Decrease) in Cash and Cash Equivalents	20,306	347	42,813

Cash and cash equivalents at beginning of period	22,507	10,659

Cash and cash equivalents at end of period	$42,813	$11,006	$42,813

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$9150
Income taxes paid (refunded)	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for downpayment on Asset Purchase Agreement	$	$	$600,000

Acquisition of broadcast properties with common stock and accounts payable	$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,600,000.

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
March 31, 2012 and 2011

Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

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
March 31, 2012 and 2011

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

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
March 31, 2012 and 2011

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

At March 31, 2012 and 2011, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
March 31, 2012 and 2011

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the nine and three month periods ended March 31, 2012 and 2011 and for the period from October 17, 2003 (date of inception) through March 31, 2012, are as follows:

	Three months	Three month	Period from
	ended	ended	October 17, 2003
	March 31,	March 31,	(date of bankruptcy
	2012	2011	settlement)through
March 31,
2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2012, the Company has a net operating loss carryforward of approximately $880,000 for Federal income tax purposes and approximately $690,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2012 and 2011

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine months ended March 31, 2012 and 2011 and for the period from October 17, 2003 (date of inception) through March 31, 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months	Period from October 17, 2003 (date of inception) through March 31, 2012
	ended	ended
	March 31,	March 31,
	2012	2011
Statutory rate applied to income before income taxes	$(22,000)	$(34,300)	$(883,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	14,300	19,300	517,300
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	7,700	15,000	303,700
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012	December 31, 2011
Deferred tax assets
Net operating loss carryforwards	$7,700	$296,000
Officer compensation deductible when paid	14,300	503,000
Less valuation allowance	(22,000)	(799,000)
Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $22,000 and $107,000.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2012 and 2011

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
March 31, 2012 and 2011

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
March 31, 2012 and 2011

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
March 31, 2012 and 2011

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
March 31, 2012 and 2011

Note J - Common Stock Transactions – Continued

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

On March 29, 2012, The Company sold in a private transaction, 250,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2012 and 2011

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
March 31, 2012 and 2011

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

Note L - Subsequent Events

On January 3, 2012 the company was approached by an investor group who has demonstrated interest in total subscription of the company’s Private Placement Memorandum (PPM) in amount of $5.0 Million. As discussions have proceeded, the CEO was notified that the cash investment would be made on or before June 21, 2012 provided the company were to cancel the Preferred Class A stock. It was further requested that the company provide a copy of the Minute Book Resolution indicating that the cancellation of the entire 5.0 million shares has been concluded. To this end, on January 15, 2012 the company Chairman executed a Resolution to cancel the Preferred Class A shares with stipulation that reissue may be effectuated should future conditions warrant

Management has evaluated all activity of the Company through May 15, 2012 (the issue date of the financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the financial  statements or disclosure in the notes to financial statements.

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

We had no revenue for either of the respective month periods ended March 31, 2012 or 2011, respectively.

General and administrative expenses for the three months ended March 31, 2012 and 2011 were approximately $22,000 and $44,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the three months ended March 31, 2012 and 2011, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $22,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $19,500 and $34,250 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the three months ended March 31, 2012 and 2011, respectively, was approximately $(64,444) and $(100,854).  Our earnings per share for the respective quarters ended March 31, 2012 and 2011 were approximately $(0.01) and $(0.02) based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2012 and 2011, respectively, the Company had working capital of approximately $(198,800) and $(229,400), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

(4)	Caution Regarding Forward-Looking Information

As of March 31, 2012, we had approximately $43,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended March 31, 2012, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 29, 2012, The Company sold in a private transaction, 250,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

Signet International Holdings, Inc.

Date: May 15, 2012	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director