Form 10-K
period 2012-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2013-04-01
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 27, 2013 was approximately $ 1,250,279  based upon 5,001,115 shares held by non-affiliates and a closing market price of $0.25 per share on March 27, 2013, as quoted at www.bigcharts.com.

As of March 27, 2013, there were 8,893,400 shares of Common Stock issued and outstanding.

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

Item 1A - Risk Factors

Not applicable

Item 1B - Uncleared Staff Comments

None

Item 2 - Description of Property

We currently operate from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  This lease agreement expires  in March 2014.  The lease currently requires monthly payments of approximately $1,000 and we are not responsible for any additional charges for common area maintenance.

The Company also operates from a Laboratory and Studio leased facility at 301 Broadway, Suite #203 Riviera Beach, FL 33404.  The lease term requires monthly payments of approximately $700. The Company is not responsible for any additional charges for common area maintenance.

We also reimburse two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company s business, at approximately $250 per month.  These agreements are on a month -to-month basis.

For the respective years ended December 31, 2012 and 2011, we paid or accrued an aggregate of $36,400 and $31,000 for rent under these agreements.

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

The ask/high and bid/low information for each calendar quarter in the previous two (2) years, as obtained from www.bigcharts.com, are as follows:

	High	Low
Fiscal year ended December 31, 2011
Quarter ended March 31, 2011	$0.50	$0.50
Quarter ended June 30, 2011	$0.07	$0.01
Quarter ended September 30, 2011	$0.50	$0.30
Quarter ended December 31, 2011	$0.20	$0.20

Fiscal year ended December 31, 2012
Quarter ended March 31, 2012	$0.20	$0.07
Quarter ended June 30, 2012	$0.07	$0.05
Quarter ended September 30, 2012	$0.51	$0.05
Quarter ended December 31, 2012	$0.50	$0.05

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

On March 29, 2012, On March 29, 2012, The Company sold in a private transaction, 250,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

On August 7, 2012, The Company sold in a private transaction, 50,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On September 10, 2012, The Company issued, 50,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued  in consideration for marketing services and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

We had no revenue for either of the years ended December 31, 2012 or 2011.

Our total general and administrative operating expenses for each of the years ended December 31, 2012 and 2011 were approximately $431,000 and $315,000, respectively.  Included in these expenses is approximately $90,000 per year, for executive salaries and approximately $101,000 and $129,000 for the years ended December 31, 2012 and 2011, respectively, for administrative and other non-executive compensation during the same annual periods.  Our non-compensation expenses were approximately $241,000 and $96,000 for each of the years ended December 31, 2012 and 2011, with the majority of these expenditures relating to office rents, as previously discussed, and legal and other professional fees.  All of the above expenses relate, principally, to the consistent refinement and implementation of our business plan, the maintenance of the corporate  entity and the preparation and filing of various periodic reports pursuant to the Securities Exchange Act of 1934, as required.

It is anticipated that future expenditure levels will increase when we implement our business plan and start full-scale operations.

Earnings per share for the respective years ended December 31, 2012 and 2011 were $(0.05) and $(0.05) based on the weighted -average shares issued and outstanding at the end of each respective period.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than refining and implementing our business plan and maintaining our obligations as a reporting company under the Securities Exchange Act of 1934 unless and until such time that we begin meaningful operations.

At December 31, 2012 and 2011, respectively, we had working capital of approximately $(1,500,000) and $(1,400,000), respectively.  The working capital deficit includes aggregate accrued officer and other compensation of approximately $1,377,000 and $1,186,000 which all concerned parties have agreed to defer payment of said accrued compensation until the Board of Directors deem payments be made on an appropriate timely basis or as financial conditions warrant.

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

The need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that we would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

As of December 31, 2012, we had approximately $107,000 in cash.  Our monthly cash requirements presently average approximately $7,100 per month as our operating activities required approximately $125,000 and $65,000 for each of the years ended December 31, 2012 and 2011, respectively.

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

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent  jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

Biographical Information

Ernest W. Letiziano was appointed as the Company’s President, Chief Executive Officer, Chief Financial officer and sole director as of July 8, 2005.  Mr. Letiziano, age 64, has over 40 years of experience in finance, business and sports and entertainment.  After serving his internship with Haskins & Sells, CPA’s (currently Deliotte), Mr. Letiziano sat for his CPA Certificate in Pennsylvania.  In 1964, he also received his Registered Municipal Accountant’s Certificate to practice in New York, New Jersey and Pennsylvania.  He was employed with Haskins and Sells from 1962-1969.  Mr. Letiziano attended Pennsylvania State University, where he majored in  accounting and economics. From 1970-1972, he co-owned an accounting practice in Reading, PA.  From 1992 to the present,  Mr. Letiziano has been self-employed as an international monetarist facilitating financial transactions for his clients.  From 1988 to 1993, Mr. Letiziano was CEO of Ringside International Broadcasting Corporation, (NASDAQ: RIBC).  RIBC enjoyed over 4 years of success in sports and entertainment TV programming and captured 98% of the TV markets; in excess of 66 million TV households in the United States.  RIBC boxing shows also aired in eight foreign countries.  RIBC was  sold in 1993 to a Houston, Texas based company.  Mr. Letiziano co-owned Classic Motor Car Company, an automobile-manufacturer from 1973 to 1976.  From 1977 to 1982, he was Vice President of First Florida Utilities, Inc., a five-state utility public company  (NASDAQ:SFFL).  In 1982, Mr. Letiziano founded Ringside Events, Inc., a promotional boxing enterprise.  He has held boxing commission licenses in 13 states and Great Britain and has promoted and produced over 150 major events worldwide.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Ernest W. Letiziano Principal Executive Officer	2012 2011 2010	$ $ $	90,000 90,000 70,000	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	90,000 90,000 70,000

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

Shares Beneficially Owned (1)

Name and address	Number of Shares	Percentage

Common Stock
Letiziano, Ernest W (2) (7)	1,000,000	11.25%
Donaldson, Thomas (2)	601,000	6.76%
Hillabrand, Hope E (3)	501,000	5.63%
Grad, Richard (4)	401,000	4.51%
Cestari, Arnold J (5)	389,285	5.79%
Imperiali Media Relations(6)	1,000,000	11.25%

Preferred Stock
Letiziano, Ernest W (2)	2,500,000	50.00%
Donaldson, Thomas (2)	1,000,000	20.00%
Hillabrand, Hope E (3)	1,500,000	30.00%

Officers and Directors as a group
Common Stock	1,000,000	11.25%
Preferred Stock	2,500,000	50.00%

(1)	Based on 6,725,000 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding at December 31, 2011.
(2)	The address for Mr. Letiziano and Mr. Donaldson is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.
(3)	The address for Ms. Hillabrand is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(4)	The address for Mr. Grad is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(5)	The address for Mr. Cestari is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(6)	The address for Imperiali Media Relations is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(7)
Of these 1,000,000 shares, Mr. Letiziano owns 900,000 shares directly. The remaining 100,000 shares are held by Signet Entertainment Corp, our wholly owned subsidiary.  Because Mr. Letiziano is our sole officer and director, he has investment control over these 100,000 shares of our common stock held by Signet Entertainment Corp.

(8)
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

PART IV

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, L.A. Prevratil, LLC..

		Year Ended	Year Ended
		December 31, 2012	December 31, 2011
1	Audit Fees	$23,300	$16,200
2	Audit-related feed	-	-
3	Tax Fees	1,000	1,000
4	All other feeds	-	-

	Totals	$24,300	$17,200

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

(Financial statements start on next page)

Signet International Holdings, Inc.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011 and for the period from October 17, 2003 (date of inception) through December 31, 2012	F-3

Consolidated Statement of Changes in Shareholders' Equity for the period from October 17, 2003 (date of inception) through December 31, 2012	F-4 to F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period from October 17, 2003 (date of inception) through December 31, 2012	F-10

Notes to Consolidated Financial Statements	F-11 - F-23

Letterhead of L.A. Prevratil, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Signet International Holdings, Inc.

We have audited the consolidated balance sheet of Signet International Holdings, Inc.  (a Delaware corporation and a developmental stage company) as of December 31, 2012, 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year  period ended December 31, 2012. Signet International Holding’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signet International Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-tear period ended December 31, 2012 and from October 17, 2003 (inception), to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2013

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash in bank	$107,373	$22,507
Prepaid Expenses	38,500	25,000
Total Current Assets	145,873	47,507

Other Assets
Option agreement	600,042	600,042
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,753,164	$4,654,798

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$-	$-
Accounts payable - trade	161,358	168,158
Other accrued liabilities	790,860	675,072
Accrued officer compensation	694,683	604,683

Total Current Liabilities	1,646,901	1,447,913

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized.
8,893,400 and 6,725,000 shares
issued and outstanding, respectively	8,893	6,725
Common stock subscribed	40
Additional paid-in capital	6,056,727	5,728,525
Deficit accumulated during the development stage	(2,964,397)	(2,533,365)

Total Shareholders’ Equity (Deficit)	3,106,263	3,206,885

Total Liabilities and Shareholders’ Equity	$4,753,164	$4,654,798

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2012 and 2011 and
Period from October 17, 2003 (date of inception) through December 31, 2012

			Period from
			12-Oct-03
	Year ended	Year ended	(date of inception) through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	90,000	90,000	701,670
Other salaries	100,500	128,600	838,225
Other general and administrative expenses	240,532	96,294	1,325,201
Total expenses	431,032	314,894	2,954,897

Loss from operations	(431,032)	(314,894)	(2,954,897)

Other income (expense)
Interest expense	0	0	(9,500)

Loss before provision for income taxes	(431,032)	(314,894)	(2,964,397)

Provision for income taxes	-	-	-

Net Loss	(431,032)	(314,894)	(2,964,397)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(431,032)	$(314,894)	$(2,964,397)

Loss per share of common stock outstanding computed on net loss - basic and fully diluted	$(0.05)	$(0.05)	$(0.60)

Weighted-average number of shares outstanding - basic and fully diluted	8,202,311	6,404,720	4,919,537

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2012

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
Period from October 17, 2003 (date of inception) through December 31, 2012

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued
Period from October 17, 2003 (date of inception) through December 31, 2012

						Deficit
						accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Balances at December 31, 2007	5,000,000	$5,000	4,504,962	$4,505	$4,688,741	$(1,230,986)	$-	$3,467,260

Issuance of common stock for services Common stock sold pursuant to a June 2008 private placement memorandum	-	-	3,000	3	797	-	-	800
an August 2008 private placement memorandum	-	-	5,000	5	2,995	-	-	3,000
an August 2008 private placement memorandum	-	-	174,000	174	54,826	-	-	55,000
Common stock issued for Purchase Option Agreement	-	-	20,000	20	99,980	-	-	100,000
Net loss for the year	-	-	-	-	-	(310,630)	-	(310,630)

Balances at December 31, 2008	5,000,000	5,000	4,706,962	4,707	4,847,339	(1,541,616)	-	3,315,430

Common stock sold pursuantto a private placement in May 2009	-	-	25,000	25	24,975	-	-	25,000
Common stock issued for payment of consulting fees in August 2009	-	-	1,000	1	999	-	-	1,000
Common stock as a deposit on an Asset Purchase Agreement in September 2009	-	-	100,000	100	499,900	-	-	500,000
Common stock sold pursuant to a Registration Statement on Form SB-2 in October 2009	-	-	89,260	89	31,152	-	-	31,241
Less cost of raising capital	-	-	-	-	(5,300)	-	-	(5,300)
Net loss for the year	-	-	-	-	-	(296,313)	-	(296,313)

Balances at December 31, 2009	5,000,000	$5,000	4,922,222	$4,922	$5,399,065	$(1,837,929)	$-	$3,571,058

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
 (a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued
Period from October 17, 2003 (date of inception) through December 31, 2012

	Preferred Stock		Common Stock		Additional paid-in	Deficit accumulated during the development	Stock subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total
Common stock issued in private
transactions for payment of consulting fees in April 2010			447,050	447	178,373			178,820
Common stock issued in consideration
of binding agreement in May 2010			100		42			42
Common stock issued pursuant to Registration
Rights agreement dated November 5, 2007 issued August 2010			14,000	14	4,669			4,683
Common stock sold pursuant to a
private placementplacement in September 2010			90,030	90	30,027			30,117
Common stock rescission pursuant to
Court Finding in September 2010			(146,000)	(146)	146			-
Common stock issued for
payment of legal fees in October 2010			50,000	50	12,450			12,500
Common stock sold pursuant to a private
placement placement in December 2010			6,000	6	2,494			2,500
Less cost of raising capital
Net loss for the year						(380,542)		(380,542)

Balances at December 31, 2010	5,000,000	$5,000	$5,383,402	$5,383	$5,627,266	(2,218,471)	$-	$3,419,178

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through December 31, 2012

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008 and
Period from October 17, 2003 (date of inception) through December 31, 2012

						Deficit
						accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Common stock sold pursuant to a private placement in March 2012			250,000	250	37,250			37,500
Common stock sold pursuant to a private placement in April 2012			570,000	570	90,025			90,595
Common stock sold pursuant to a private placement in May 2012			1,167,900	1,168	174,017			175,185
Common stock issued for payment of consulting fees in June 2012			50,000	50	7,540			7,590
Common stock issued for payment of contracts in June 2012			30,000	30	4,470			4,500
Common Stock Subscribed in June 2012			40,000	40				40
Common stock issued for payment of consulting fees in August 2012			50,000	50	7,450			7,500
Common stock issued for payment of consulting fees in September 2012			50,000	50	7,450			7,500
Net loss for the year						(431,032)		(431,032)
Balances at December 31, 2012	5,000,000	$5,000	8,933,400	$8,933	$6,056,727	$(2,694,397)	$-	$3,106,263

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2012 and 2011 and
Period from October 17, 2003 (date of inception) through December 31, 2012

			Period from
			17-Oct-03
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(431,032)	$(314,894)	$(2,964,397)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid
with issuance of common stock	-	-	50,810
Expenses paid with issuance of common stock	27,130		347,060
(Increase) Decrease in
Prepaid Assets paid with issuance of common stock	(13,500)	(25,000)	(38,500)
Increase (Decrease) in
Accounts payable - trade	(6,800)	12,528	86,360
Accrued liabilities	115,788	146,614	790,859
Accrued officers compensation	90,000	90,000	694,683

Net cash used in operating activities	(218,414)	(90,752)	(1,033,125)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	-	95,000
Repayment of note payable	-	-	(95,000)
Proceeds from sale of common stock	303,280	102,600	1,172,430
Cash paid to acquire capital			(15,747)
Purchase of treasury stock	-	-	(50,000)
Capital contributed to support operations	-	-	33,815

Net cash (used in) financing activities	303,280	102,600	1,140,498

Increase (Decrease) in Cash	84,866	11,848	107,373

Cash at beginning of period	22,507	10,659	-

Cash at end of period	$107,373	$22,507	$107,373

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid for the year	$-	$500	$9,650
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $2,964,000.

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

Note D - Summary of Significant Accounting Policies - Continued

5.       Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011,  respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At December 31, 2012 and 2011, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
December 31, 2012 and 2011

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes

The components of income tax (benefit) expense each of the years ended December 31, 2012 and 2011 and for the period from October 17, 2003 (date of inception) through December 31, 2012, are as follows:

Period from
October 17, 2003
(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-

State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of December 31, 2012, the Company has a cumulative net operating loss carry forward of approximately $1,000,000 for Federal and State income tax purposes.  The amount and availability of any future net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2012 and 2011 and for the period from October 17, 2003 (date of inception) through December 31, 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			October 17, 2003
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Statutory rate applied to income before income taxes	$(146,500)	$(107,000)	$(861,300)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Officers compensation and other accrued
expenses not deductible until paid	70,000	81,000	505,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	76,500	26,000	294,300
Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carry forwards give rise to deferred tax assets and liabilities as of December 31, 2012 and 2011, respectively:

	December 31, 2011	December 31, 2011
Deferred tax assets
Net operating loss carryforwards	$356,000	$296,000
Officer compensation and other
accrued expenses deductible when paid	505,000	503,000
Less valuation allowance	(861,000)	(799,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2012 and 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $62,000 and $107,000.

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

On March 29, 2012, On March 29, 2012, The Company sold in a private transaction, 250,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

On August 7, 2012, The Company sold in a private transaction, 50,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On September 10, 2012, The Company issued, 50,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued  in consideration for marketing services and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Note K - Commitments

Leased office space

We currently operate from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  This lease agreement expires  in March 2014.  The lease currently requires monthly payments of approximately $1,000 and we are not responsible for any additional charges for common area maintenance.

The Company also operates from a Laboratory and Studio leased facility at 301 Broadway, Suite #203 Riviera Beach, FL 33404.  The lease term requires monthly payments of approximately $700. The Company is not responsible for any additional charges for common area maintenance.  This facility offers a high degree security requiring guard/gate admittance and touch plate entrance recognition.

We also reimburse two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company s business, at approximately $250 per month.  These agreements are on a month -to-month basis.

For the respective years ended December 31, 2012 and 2011, we paid or accrued an aggregate of $36,400 and $31,000 for rent under these agreements.

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

Note K - Commitments - Continued

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

Note L - Subsequent Events

Management has evaluated all activity of the Company through March 29, 2013  (the issue date of the financial statements) and concluded that no subsequent additional events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Dated: March 29, 2013	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signet International Holdings, Inc.

Dated: March 29, 2013	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director