Form 10-Q
period 2013-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2013-05-15
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  May 1, 2013: 8,928,400

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended March 31, 2013

Item 1

Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012

	(Unaudited)	(Audited)
	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash in bank	$63,460	$107,373
Prepaid expenses	38,500	38,500
Total Current Assets	101,960	145,873

Other Assets

Option agreement	600,042	600,042
Broadcast and intellectual properties,
net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,709,251	$4,753,164

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$161,358	$161,358
Other accrued liabilities	826,110	790,860
Accrued officer compensation	717,183	694,683
Total Current Liabilities	1,704,651	1,646,901

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized
8,928,400 and 8,893,400 shares issued
and outstanding respectively	8,897	8,893
	0	40
Additional paid-in capital	6,061,762	6,056,767
Deficit accumulated during the development stage	(3,071,059)	(2,964,397)

Total Shareholders’ Equity (Deficit)	3,004,600	3,206,885

Total Liabilities and Shareholders’ Equity	$4,709,251	$4,753,164

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Nine and Three months ended March 31, 2013 and 2012 and
Period from October 17, 2003 (date of inception) through March 31, 2013

(Unaudited)

			Period from
			October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	22,500	22,500	724,170
Other salaries	30,000	19,500	868,225
Other general and administrative expenses	54,163	22,444	1,379,363

Total Expenses	106,663	64,444	3,061,559

Loss from Operations	(106,663)	(64,444)	(3,061,559)

Other Expense
Interest expense			(9,500)

Loss before Provision for Income Taxes	(106,663)	(64,444)	(3,071,059)

Provision for Income Taxes	-	-	-

Net Loss	(106,663)	(64,444)	(3,071,059)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(106,663)	$(64,444)	$(3,071,059)

Loss per weighted-average share of common stock
outstanding, computed on Net Loss - basic and fully diluted	$(0.01)	$(0.01)	$(0.61)

Weighted-average number of shares of common stock outstanding	8,912,844	6,733,242	5,023,589

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine months ended March 31, 2013 and 2012 and
Period from October 17, 2003 (date of inception) through March 31, 2013

(Unaudited)

			Period from
			October 17, 2003
	Three months	Three months	(date of inception)
	ended	ended	through
	March 31, 2013	March 31, 2012	March 31, 2013

Cash Flows from Operating Activities
Net Loss	$(106,663)	$(64,444)	$(3,071,059)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
(Increase) Decrease in
Prepaid assets paid with issuance of common stock			(38,500)
Expenses paid with common stock	-	-	347,060
Increase (Decrease) in
Accounts payable - trade	-	-	86,360
Accrued liabilities	35,250	24,750	826,108
Accrued officers compensation	22,500	22,500	717,183

Net cash used in operating activities	(48,913)	(17,194)	(1,082,038)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	95,000
Cash paid to retire note payable	-	-	(95,000)
Cash proceeds from sale of common stock	5,000	37,500	1,177,430
Increase in stock subscriptions receivable	-	-
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(15,747)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	5,000	37,500	1,145,498

Increase (Decrease) in Cash and Cash Equivalents	(43,913)	20,306	63,460

Cash and cash equivalents at beginning of period	107,373	22,507

Cash and cash equivalents at end of period	$63,460	$42,813	$63,460

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$9150
Income taxes paid (refunded)	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for down payment on Asset Purchase Agreement	$	$	$600,000

Acquisition of broadcast properties with common stock and accounts payable	$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements
March 31, 2013 and 2012

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $3,100,000.

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
March 31, 2013 and 2012

Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2012.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2013.

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
March 31, 2013 and 2012

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
March 31, 2013 and 2012

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

At March 31, 2013 and 2012, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
March 31, 2013 and 2012

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the nine and three month periods ended March 31, 2013 and 2012 and for the period from October 17, 2003 (date of inception) through March 31, 2013, are as follows:

Period from
October 17, 2003
	Three months	Three month	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2013	2012	2013

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2013, the Company has a net operating loss carryforward of approximately $1,470,000 for Federal income tax purposes and approximately $1,250,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and 2012

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine months ended March 31, 2013 and 2012 and for the period from October 17, 2003 (date of inception) through March 31, 2013, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012	Period from October 17, 2003 (date of inception) through March 31, 2013
Statutory rate applied to income before income taxes	$(36,000)	$(22,000)	$(897,300)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	17,900	14,300	522,900
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	18,100	7,700	312,400
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryforwards	$18,100	$356,000
Officer compensation deductible when paid	17,900	505,000
Less valuation allowance	(36,000)	(861,000)
Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, the valuation allowance for the deferred tax asset increased by approximately $36,000 and $62,000.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and 2012

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
March 31, 2013 and 2012

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
March 31, 2013 and 2012

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
March 31, 2013 and 2012

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
March 31, 2013 and 2012

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

On September 10, 2012, The Company issued, 50,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued  in consideration for marketing services and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended..

On February 10, 2013, The Company issued, 35,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued  in consideration for marketing services and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Signet International Holdings, Inc. and Subsidiary
(a development stage enterprise)
Notes to Consolidated Financial Statements - Continued
March 31, 2013 and 2012

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
March 31, 2013 and 2012

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

Note L - Subsequent Events

Management has evaluated all activity of the Company through May 15, 2013 (the issue date of the financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the financial  statements or disclosure in the notes to financial statements.

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

We had no revenue for either of the respective month periods ended March 31, 2013 or 2012, respectively.

General and administrative expenses for the three months ended March 31, 2013 and 2012 were approximately $54,000 and $22,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and continued efforts to implement our business plan.

For the three months ended March 31, 2013 and 2012, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $22,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $30,000 and $19,500 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the three months ended March 31, 2013 and 2012, respectively, was approximately $(106,663) and $(64,444).  Our earnings per share for the respective quarters ended March 31, 2013 and 2012 were approximately $(0.01) for each respective period based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2013 and 2012, respectively, the Company had working capital of approximately $(59,398) and $(198,800), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

(4)	Caution Regarding Forward-Looking Information

As of March 31, 2013, we had approximately $53,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended March 31, 2013, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On September 10, 2012,The Company issued, 50,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued  in consideration for marketing services and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On February 10, 2013, The Company issued, 35,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued  in consideration for marketing services and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Signet International Holdings, Inc.

Date: May 15, 2013	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director