Form 10-K
period 2013-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2014-03-28
CIK 1317833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 25, 2014 was approximately $ $1,039,492   based upon 4,157,967shares held by non-affiliates and a closing market price of $0.25 per share on March 25, 2014, as quoted at www.bigcharts.com.

As of March 25, 2014, there were 9,863,585shares of Common Stock issued and outstanding.

Signet International Holdings, Inc.
Form 10-K for the Year ended December 31, 2013

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

For the respective years ended December 31, 2013 and 2012, we paid or accrued an aggregate of $33,835 and $36,400 for rent under these agreements.

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

The ask/high and bid/low information for each calendar quarter in the previous two (2) years, as obtained from www.bigcharts.com, are as follows:

	High	Low
Fiscal year ended December 31, 2012
Quarter ended March 31, 2012	$0.20	$0.07
Quarter ended June 30, 2012	$0.07	$0.05
Quarter ended September 30, 2012	$0.51	$0.05
Quarter ended December 31, 2012	$0.50	$0.05

Fiscal year ended December 31, 2013
Quarter ended March 31, 2013	$0.25	$0.09
Quarter ended June 30, 2013	$0.09	$0.02
Quarter ended September 30, 2013	$0.10	$0.03
Quarter ended December 31, 2013	$0.11	$0.10

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

On February 10, 2013, The Company issued, 33,300 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued in consideration for marketing services and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

On September 10,, 2013, The Company issued, 33,300 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction

On November 9, 2013, The Company issued, 66,600 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction

On December 5 and 30,  2013 The Company issued, 81,830 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

We had no revenue for either of the years ended December 31, 2013 or 2012.

Our total general and administrative operating expenses for each of the years ended December 31, 2013 and 2012 were approximately $390,000 and $431,000, respectively.  Included in these expenses is approximately $90,000 per year, for executive salaries and approximately $131,000 and $101,000 for the years ended December 31, 2013 and 2012, respectively, for administrative and other non-executive compensation during the same annual periods.  Our non-compensation expenses were approximately $169,000 and $241,000 for each of the years ended December 31, 2013 and 2012, with the majority of these expenditures relating to office rents, as previously discussed, and legal and other professional fees.  All of the above expenses relate, principally, to the consistent refinement and implementation of our business plan, the maintenance of the corporate  entity and the preparation and filing of various periodic reports pursuant to the Securities Exchange Act of 1934, as required.

It is anticipated that future expenditure levels will increase when we implement our business plan and start full-scale operations.

Earnings per share for the respective years ended December 31, 2013 and 2012 were $(0.04) and $(0.05) based on the weighted -average shares issued and outstanding at the end of each respective period.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than refining and implementing our business plan and maintaining our obligations as a reporting company under the Securities Exchange Act of 1934 unless and until such time that we begin meaningful operations.

At December 31, 2013 and 2012, respectively, we had working capital of approximately $(1,800,000) and $(1,500,000), respectively.  The working capital deficit includes aggregate accrued officer and other compensation of approximately $1,598,000 and $1,377,000 which all concerned parties have agreed to defer payment of said accrued compensation until the Board of Directors deem payments be made on an appropriate timely basis or as financial conditions warrant.

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

As of December 31, 2013, we had approximately $20,000 in cash.  Our monthly cash requirements presently average approximately $7,100 per month as our operating activities required approximately $147,000 and $218,000 for each of the years ended December 31, 2013 and 2012, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2013.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Ernest W. Letiziano Principal Executive Officer	2013 2012 2011	$ $ $	90,000 90,000 90,000	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	90,000 90,000 90,000

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

Shares Beneficially Owned (1)

Name and address	Number of Shares	Percentage

Common Stock
Letiziano, Ernest W (2) (7)	1,000,000	10.76%
Donaldson, Thomas (2)	601,000	6.47%
Hillabrand, Hope E (3)	501,000	5.39%
Grad, Richard (4)	401,000	4.31%
Cestari, Arnold J (5)	364,285	3.92%
Imperiali Media Relations(6)	1,000,000	10.76%

Preferred Stock
Letiziano, Ernest W (2)	2,500,000	50.00%
Donaldson, Thomas (2)	1,000,000	20.00%
Hillabrand, Hope E (3)	1,500,000	30.00%

Officers and Directors as a group
Common Stock	1,000,000	11.25%
Preferred Stock	2,500,000	50.00%

(1)	Based on 9,294,030 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding at December 31, 2013.
(2)	The address for Mr. Letiziano and Mr. Donaldson is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.
(3)	The address for Ms. Hillabrand is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(4)	The address for Mr. Grad is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(5)	The address for Mr. Cestari is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(6)	The address for Imperiali Media Relations is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
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

PART IV

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, L.A. Prevratil, LLC..

		Year Ended	Year Ended
		December 31, 2013	December 31, 2012
1	Audit Fees	$20,600	$23,300
2	Audit-related feed	-	-
3	Tax Fees	1,000	1,000
4	All other feeds	-	-

	Totals	$21,600	$24,300

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

(Financial statements start on next page)

Signet International Holdings, Inc.
(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012 and for the period from October 17, 2003 (date of inception) through December 31, 2013	F-3

Consolidated Statement of Changes in Shareholders' Equity for the period from October 17, 2003 (date of inception) through December 31, 2013	F-4 to F-10

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from October 17, 2003 (date of inception) through December 31, 2013	F-11

Notes to Consolidated Financial Statements	F-12 - F-25

Letterhead of L.A. Prevratil, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Signet International Holdings, Inc.

We have audited the consolidated balance sheet of Signet International Holdings, Inc.  (a Delaware corporation and a developmental stage company) as of December 31, 2013, 2012, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year  period ended December 31, 2013. Signet International Holding’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signet International Holdings, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-tear period ended December 31, 2013 and from October 17, 2003 (inception), to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2014

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Balance Sheets
December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash in bank	$19,544	$107,373
Prepaid Expenses	38,500	38,500
Total Current Assets	58,044	145,873

Other Assets
Option agreement	600,042	600,042
Broadcast and intellectual properties, net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,665,335	$4,753,164

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$-	$-
Accounts payable - trade	161,358	161,358
Other accrued liabilities	942,860	790,860
Accrued officer compensation	784,683	694,683

Total Current Liabilities	1,888,901	1,646,901

Commitments and Contingencies

Shareholders’ Equity (Deficit)

Preferred stock - $0.001 par value 50,000,000 shares authorized 5,000,000 shares designated, issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value. 100,000,000 shares authorized. 9,294,030 and 8,893,400 shares issued and outstanding, respectively	9,295	8,893
Common stock subscribed	-	40
Additional paid-in capital	6,116,440	6,056,727
Deficit accumulated during the development stage	(3,354,301)	(2,964,397)

Total Shareholders’ Equity (Deficit)	2,776,434	3,106,263

Total Liabilities and Shareholders’ Equity	$4,665,335	$4,753,164

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2013 and 2012 and
Period from October 17, 2003 (date of inception) through December 31, 2013

			Period from
			12-Oct-03
	Year ended	Year ended	(date of inception) through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	90,000	90,000	791,670
Other salaries	131,000	100,500	969,225
Other general and administrative expenses	168,905	240,532	1,494,106
Total expenses	389,905	431,032	3,344,802

Loss from operations	(389,905)	(431,032)	(3,344,802)

Other income (expense)
Interest expense	0	0	(9,500)

Loss before provision for income taxes	(389,905)	(431,032)	(3,354,302)

Provision for income taxes	-	-	-

Net Loss	(389,905)	(431,032)	(3,354,302)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(389,905)	$(431,032)	$(3,354,302)

Loss per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.04)	$(0.05)	$(0.63)

Weighted-average number of shares
outstanding - basic and fully diluted	9,035,008	8,202,311	5,322,365

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit)
Period from October 17, 2003 (date of inception) through December 31, 2013

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
Period from October 17, 2003 (date of inception) through December 31, 2013

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
Period from October 17, 2003 (date of inception) through December 31, 2013

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
Period from October 17, 2003 (date of inception) through December 31, 2013

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
Period from October 17, 2003 (date of inception) through December 31, 2013

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued
Period from October 17, 2003 (date of inception) through December 31, 2013

					Additional	Deficit accumulated during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Common stock sold pursuant
to a private placement
in March 2012			250,000	250	37,250			37,500
Common stock sold pursuant
to a private placement
in April 2012			570,000	570	90,025			90,595
Common stock sold pursuant
to a private placement
in May 2012			1,167,900	1,168	174,017			175,185
Common stock issued for
payment of consulting fees
in June 2012			50,000	50	7,540			7,590
Common stock issued for
payment of contracts
in June 2012			30,000	30	4,470			4,500
Common Stock Subscribed
in June 2012			40,000	40				40
Common stock issued for
payment of consulting fees
in August 2012			50,000	50	7,450			7,500
Common stock issued for
payment of consulting fees
in September 2012			50,000	50	7,450			7,500
Net loss for the year						(431,032)		(431,032)

Balances at December 31, 2012	5,000,000	$5,000	8,933,400	$8,933	$6,056,727	$(2,694,397)	$-	$3,106,263

- Continued -

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued
Period from October 17, 2003 (date of inception) through December 31, 2013

						Deficit accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	developmental	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Common stock issued for
marketing services
in February 2013			33,300	34	4,967			5,001
Common stock sold pursuant
to a private placement
in June 2013			101,600	102	14,898			15,000
Common stock sold pursuant
to a private placement
in July 2013			40,000	40	5,960			6,000
Common stock sold pursuant
to a private placement
in September 2013			44,000	44	6,503			6,547
Common stock sold pursuant
to a private placement
in September 2013			33,300	33	4,993			5,026
Common stock sold pursuant
to a private placement
in November 2013			66,600	67	10,222			10,289
Common stock sold pursuant
to a private placement
in December 2013			81,830	82	12,170			12,252
Net loss for the year						(389,905)		(389,905)

Balances at December 31, 2013	5,000,000	$5,000	9,294,030	$9,295	$6,116,440	$(3,354,301)	$-	$2,776,434

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Consolidated Statements of Cash Flows
Years ended December 31, 2013 and 2012 and
Period from October 17, 2003 (date of inception) through December 31, 2013

			Period from
			17-Oct-03
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss for the period	$(389,905)	$(431,032)	$(3,354,302)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid with issuance of common stock	-	-	50,810
Expenses paid with issuance of common stock	-	27,130	347,060
(Increase) Decrease in Prepaid Assets paid with issuance of common stock	-	(13,500)	(38,500)
Increase (Decrease) in Accounts payable - trade	-	(6,800)	86,360
Accrued liabilities	152,000	115,788	942,859
Accrued officers compensation	90,000	90,000	784,683

Net cash used in operating activities	(147,905)	(218,414)	(1,181,030)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	-	95,000
Repayment of note payable	-	-	(95,000)
Proceeds from sale of common stock	60,076	303,280	1,232,506
Cash paid to acquire capital			(15,747)
Purchase of treasury stock	-	-	(50,000)
Capital contributed to support operations	-	-	33,815

Net cash (used in) financing activities	60,076	303,280	1,200,574

Increase (Decrease) in Cash	(87,829)	84,866	19,544

Cash at beginning of period	107,373	22,507	-

Cash at end of period	$19,544	$107,373	$19,544

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$9,650
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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
December 31, 2013 and 2012

Note D - Summary of Significant Accounting Policies - Continued

5.  Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2013 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At December 31, 2013 and 2012, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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
December 31, 2013 and 2012

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

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2013 and 2012

Note H - Income Taxes

The components of income tax (benefit) expense each of the years ended December 31, 2013 and 2012 and for the period from October 17, 2003 (date of inception) through December 31, 2013, are as follows:

Period from
October 17, 2003
(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2012	2012	2013
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-

State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of December 31, 2013, the Company has a cumulative net operating loss carry forward of approximately $1,500,000 for Federal and State income tax purposes.  The amount and availability of any future net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2013 and 2012 and for the period from October 17, 2003 (date of inception) through December 31, 2013, respectively, differed from the statutory federal rate of 34 percent as follows:

			October 17, 2003
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013

Statutory rate applied to income before income taxes	$(132,600)	$(146,500)	$(1,140,500)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Officers compensation and other accrued
expenses not deductible until paid	70,000	70,000	575,000
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	62,600	76,500	503,500
Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary
(a development stage company)
Notes to Consolidated Financial Statements - Continued
December 31, 2013 and 2012

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carry forwards give rise to deferred tax assets and liabilities as of December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$565,500	$356,000
Officer compensation and other accrued expenses deductible when paid	575,000	505,000
Less valuation allowance	(1,140,500)	(861,000)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2013 and 2012, respectively, the valuation allowance for the deferred tax asset increased by approximately $250,000 and $62,000.

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
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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
December 31, 2013 and 2012

Note J - Common Stock Transactions – Continued

On February 10, 2013, The Company issued, 33,300 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued in consideration for marketing services and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

On September 10,, 2013, The Company issued, 33,300 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction

On November 9, 2013, The Company issued, 66,600 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction

On December 5 and 30,  2013 The Company issued, 81,830 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

For the respective years ended December 31, 2013 and 2012, we paid or accrued an aggregate of $33,800 and $36,400 for rent under these agreements.

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
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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

Signet International Holdings, Inc.

Dated: March 28, 2014	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signet International Holdings, Inc.

Dated: March 28, 2014	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director