Form 10-Q
period 2014-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2014-08-07
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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
YES☒ NO ☐

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2014: 9,863,585

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended June 30, 2014

Item 1

Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	(Unaudited)	(Audited)
	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash in bank	$32,874	$19,544
Prepaid expenses	38,500	38,500
Total Current Assets	71,374	58,044

Other Assets

Option agreement	600,042	600,042
Broadcast and intellectual properties, net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,678,665	$4,665,335

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$161,358	$161,358
Other accrued liabilities	1,014,360	942,860
Accrued officer compensation	829,683	784,683
Total Current Liabilities	2,005,401	1,888,901

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value 50,000,000 shares authorized 5,000,000 shares designated, issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value. 100,000,000 shares authorized 9,863,585 and 9,294,030 shares issued and outstanding respectively	9,865	9,295
Additional paid-in capital	6,194,050	6,116,440
Deficit accumulated during the development stage	(3,535,651)	(3,354,301)

Total Shareholders’ Equity (Deficit)	2,673,264	2,776,434

Total Liabilities and Shareholders’ Equity	$4,678,665	$4,665,335

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Operations and Comprehensive Loss

Six and Three months ended June 30, 2014 and 2013 and

Period from October 17, 2003 (date of inception) through June 30, 2014

(Unaudited)

	Six months ended June 30, 2014	Six months ended June 30, 2013	Three months ended June 30, 2014	Three months ended June 30, 2013	Period from October 17, 2003 (date of inception) through June 30, 2014

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	-	-	134,801
Officer compensation	45,000	45,000	22,500	22,500	836,670
Other salaries	59,500	60,000	34,000	30,000	1,028,725
Other general and administrative expenses	76,850	94,518	31,646	40,355	1,570,956

Total Expenses	181,350	199,518	88,146	92,855	3,571,152

Loss from Operations	(181,350)	(199,518)	(88,146)	(92,855)	(3,571,152)

Other Expense
Interest expense	-	-	-	-	9,500

Loss before Provision for Income Taxes	(181,350)	(199,518)	(88,146)	(92,855)	(3,580,652)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(181,350)	(199,518)	(88,146)	(92,855)	(3,580,652)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(181,350)	$(199,518)	$(88,146)	$(92,855)	$(3,580,652)

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$(0.65)

Weighted-average number of shares of common stock outstanding	9,682,025	8,441,869	9,294,030	8,939,565	5,524,181

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Cash Flows

Six months ended June 30, 2014 and 2013 and

Period from October 17, 2003 (date of inception) through June 30, 2014

 (Unaudited)

	Six months ended June 30, 2014		Six months ended June 30, 2013		October 17, 2003 (date of inception) through June 30, 2014
Cash Flows from Operating Activities
Net Loss		$(181,350)		$(199,518)	$(3,535,652)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation		-		-	-
Organizational expenses paid with issuance of common and preferred stock		-		-	50,810
Expenses paid with common stock		-		-	347,060
Increase (Decrease) in: Prepaid assets paid with issuance of common stock		-		-	(38,500)
Accounts payable - trade		-		-	86,360
Accrued liabilities		71,500		70,500	1,014,359
Accrued officers compensation		45,000		45,000	829,683

Net cash used in operating activities		(64,850)		(84,018)	(1,245,880)

Cash Flows from Investing Activities		-		-	$-

Cash Flows from Financing Activities
Cash proceeds from note payable		-		-	95,000
Cash paid to retire note payable		-		-	(95,000)
Cash proceeds from sale of common stock		78,180		20,000	1,310,686
Increase in stock subscriptions receivable
Purchase of treasury stock		-		-	(50,000)
Cash paid to acquire capital		-		-	(15,747)
Capital contributed to support operations		-		-	33,815

Net cash provided by financing activities		78,180		20,000	1,278,754

Increase (Decrease) in Cash and Cash Equivalents		13,330		(64,018)	32,874

Cash and cash equivalents at beginning of period		19,544		107,373

Cash and cash equivalents at end of period		$32,874		$43,355	$32,874

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period		$-		$-	$9,500
Income taxes paid (refunded)		$-		$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for down payment on Asset Purchase Agreement	$		$		$600,042

Acquisition of broadcast properties with common stock and accounts payable		$-		$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $3,580,000.

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

June 30, 2014 and 2013

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

June 30, 20144 and 2013

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

June 30, 2014 and 2013

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

At June 30, 2014 and 2013, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

June 30, 2014 and 2013

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the six and three month periods ended June 30, 2014 and 2013 and for the period from October 17, 2003 (date of inception) through June 30, 2014, are as follows:

	Six months ended June 30, 2014	Six months ended June 30, 2013	Three months ended June 30, 2014	Three months ended June 30, 2013	Period from October 17, 2003 (date of inception) through June 30, 2014

Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of June 30, 2013, the Company has a net operating loss carryforward of approximately $1,550,000 for Federal income tax purposes and approximately $1,300,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

June 30, 2014 and 2013

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six months ended June 30, 2014 and 2013 and for the period from October 17, 2003 (date of inception) through June 30, 2014, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months ended June 30, 2014	Six months ended June 30, 2013	Period from October 17, 2003 (date of inception) through June 30, 2014
Statutory rate applied to income before income taxes	$(61,659)	$(67,740)	$(1,217,422)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	35,530	35,700	598,704
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	26,129	32,040	556,717
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013
Deferred tax assets
Net operating loss carryforwards	$26,129	$565,500
Officer compensation deductible when paid	35,530	575,000
Less valuation allowance	$(61,659)	$(1,140,500)
Net Deferred Tax Asset	$-	$-

During the three months ended June 30, 2014 and the year ended December 31, 2013, respectively, the valuation allowance for the deferred tax asset increased by approximately $30,000 and $280,000.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

June 30, 2014 and 2013

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

Note L - Subsequent Events

Management has evaluated all activity of the Company through August 13, 2014 (the issue date of the financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

We had no revenue for either of the respective month periods ended June 30, 2014 or 2013, respectively.

General and administrative expenses for the six months ended June 30, 2014 and 2013 were approximately $77,000 and $95,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended and continued efforts to implement our business plan.

For the six months ended June 30, 2014 and 2013, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $22,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $60,000 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the six months ended June 30, 2014 and 2013, respectively, was approximately $(181,000) and $(200,000).  Our earnings per share for the respective quarters ended June 30, 2014 and 2013 were approximately $(0.02) for each respective period based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At June 30, 2014 and 2013, respectively, the Company had working capital of approximately $(131,000) and $(37,000), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

(4)	Caution Regarding Forward-Looking Information

As of June 30, 2014, we had approximately $33,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended June 30, 2014, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Signet International Holdings, Inc.

Date: August 13, 2014	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director

