Form 10-Q
period 2014-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2014-11-19
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 30, 2014: 10,066,285

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended September 30, 2014

Item 1

Part 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	(Unaudited)	(Audited)
	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash in bank	$36,901	$19,544
Prepaid Expenses	38,500	38,500
Total Current Assets	75,401	58,044

Other Assets

Option agreement	600,042	600,042
Broadcast and intellectual properties,net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,682,692	$4,665,335

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$161,358	$161,358
Other accrued liabilities	1,052,110	942,860
Accrued officer compensation	852,183	784,683
Total Current Liabilities	2,065,651	1,888,901

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
5,000,000 shares designated,
issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value.
100,000,000 shares authorized
10,066,285 and 9,294,030 shares issued
and outstanding respectively	10,068	9,295
Common stock subscribed
Stock subscriptions receivable
Additional paid-in capital	6,224,998	6,116,440
Deficit accumulated during the development stage	(3,623,025)	(3,354,301)

Total Shareholders’ Equity (Deficit)	2,617,041	2,776,434

Total Liabilities and Shareholders’ Equity	$4,682,692	$4,665,335

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2014 and 2013 and

Period from October 17, 2003 (date of inception) through September 30, 2014

(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Three months ended September 30, 2014	Three months ended September 30, 2013	Period from October 17, 2003 (date of inception) through September 30, 2014

Revenues	$-	$-	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	-	-	89,801
Officer compensation	67,500	67,500	22,500	22,500	859,170
Other salaries	92,000	90,000	32,500	30,000	1,061,225
Other general and administrative expenses	109,224	134,574	32,373	40,056	1,603,330

Total Expenses	268,724	292,074	87,373	92,556	3,613,526

Loss from Operations	(268,724)	(292,074)	(87,373)	(92,556)	(3,613,526)

Other Expense
Interest expense	-	-	-	-	9,500

Loss before Provision for Income Taxes	(268,724)	(292,074)	(87,373)	(92,556)	(3,623,026)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(268,724)	(292,074)	(87,373)	(92,556)	(3,623,026)

Other Comprehensive Income	-	-	-	-	-

Comprehensive Loss	$(268,724)	$(292,074)	$(87,373)	$(92,556)	$(3,623,026)

Loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.03)	$(0.03)	$(0.01)	$(0.01)	$(0.64)

Weighted-average number of shares of common stock outstanding	9,749,198	8,534,869	9,881,353	9,087,815	5,624,346

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Cash Flows

Nine months ended September 30, 2014 and 2013 and

Period from October 17, 2003 (date of inception) through September 30, 2014

(Unaudited)

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Period from October 17, 2003 (date of inception) through September 30, 2014
Cash Flows from Operating Activities
Net Loss	$(268,724)	$(292,074)	$(3,623,026)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
Expenses paid with common stock	-	-	347,060
Increase (Decrease) in:
Prepaid assets paid with issuance of common stock	-	-	(38,500)
Accounts payable - trade	-	-	86,360
Accrued liabilities	109,250	105,750	1,052,109
Accrued officers compensation	67,500	67,500	852,183

Net cash used in operating activities	(91, 974)	(118,824)	(1,273,004)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	95,000
Cash paid to retire note payable	-	-	(95,000)
Cash proceeds from sale of common stock	109,331	37,574	1,341,837
Increase in stock subscriptions receivable
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(15,747)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	109,331	37,574	1,309,905

Increase (Decrease) in Cash and Cash Equivalents	17,357	(81,250)	36,901

Cash and cash equivalents at beginning of period	19,544	107,373

Cash and cash equivalents at end of period	$36,901	$26,123	$36,901

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$9,500
Income taxes paid (refunded)	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities

Issuance of common stock for down payment on Asset Purchase Agreement	$-	$-	$600,042

Acquisition of broadcast properties with common stock and accounts payable	$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $3,600,000.

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

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

September 30, 2014 and 2013

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

At September 30, 2014 and 2013, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

Note F - Option Agreement

On July 23, 2008, we executed an Option to Purchase Asset Agreement (Agreement) with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price is $3 million, payable as set forth in the Agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  This Purchase Agreement will be readdressed if and until funding can be arranged.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

September 30, 2014 and 2013

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the nine and three month periods ended September 30, 2014 and 2013 and for the period from October 17, 2003 (date of inception) through September 30, 2014, are as follows:

	Nine months ended September 30, 2014	Nine months ended September 30, 2012	Three months ended September 30, 2014	Three months ended September 30, 2013	Period from October 17, 2003 (date of inception) through September 30, 2014

Federal:
Current	$-	$-	$-	$-	$-
Deferred	-	-	-	-	-
	-	-	-	-	-
State:
Current	-	-	-	-	-
Deferred	-	-	-	-	-
	-	-	-	-	-

Total	$-	$-	$-	$-	$-

As of September 30, 2014, the Company has a net operating loss carryforward of approximately $1,700,000 for Federal income tax purposes and approximately $1,500,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

September 30, 2014 and 2013

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six months ended September 30, 2014 and 2013 and for the period from October 17, 2003 (date of inception) through September 30, 2014, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Period from October 17, 2003 (date of inception) through September 30, 2014
Statutory rate applied to income before income taxes	$(91,366)	$(99,300)	$(1,231,829)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	54,230	53,550	652,934
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	37,136	45,750	516,895
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2012
Deferred tax assets
Net operating loss carryforwards	$37,136	$578,895
Officer compensation deductible when paid	54,230	652,934
Less valuation allowance	(91,366)	(1,231,829)
Net Deferred Tax Asset	$-	$-

During the three months ended September 30, 2014 and the year ended December 31, 2013, respectively, the valuation allowance for the deferred tax asset increased by approximately $31,000 and $280,000.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

September 30, 2014 and 2013

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

On September 22, 2014, The Company issued, 179,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On September 30, 2014, The Company issued, 23,700 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

September 30, 2014 and 2013

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

Option Agreement

On July 23, 2008, we executed an Option to Purchase Asset Agreement (Agreement) with Access Media Group, Inc. (a Florida Corporation) dba AMG TV, headquartered in Jensen Beach, FL, to acquire 100% of the assets, satellite delivery service contracts, customer service agreements in the USA and the Caribbean, including the business operations located in Pittsburgh and North New Jersey for an agreed purchase price is $3 million, payable as set forth in the Agreement, and the issuance of 100,000 shares of our restricted, unregistered common stock.  This Purchase Agreement will be readdressed if and until funding can be arranged.

 Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

September 30, 2014 and 2013

Note K - Commitments - Continued

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

Note L - Subsequent Events

Management has evaluated all activity of the Company through November 20, 2014 (the issue date of the financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

We had no revenue for either of the respective month periods ended September 30, 2014 or 2013, respectively.

General and administrative expenses for the six months ended September 30, 2014 and 2013 were approximately $77,000 and $95,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended and continued efforts to implement our business plan.

For the nine months ended September 30, 2014 and 2013, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $22,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $60,000 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the nine months ended September 30, 2014 and 2013, respectively, was approximately $(269,000) and $(292,000).  Our earnings per share for the respective quarters ended September 30, 2014 and 2013 were approximately $(0.02) for each respective period based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2014 and 2013, respectively, the Company had working capital of approximately $(70,000) and $(131,000), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

(3)	Plan of Business

With the status of the current U. S. economy, we have experienced a significant reluctance of investors willing to enter into debt or equity financing. It has been determined that to spend additional time to pursue funding in the TV and Media industry will not result in profit taking in the immediate future. We, therefore have published our Private Placement Memorandum to fund our 4-D Volumetric Technology. Pursuant to our acquisition agreement and Subsequent Employment Agreement with the principal –sole owner of V-D Interactive, LLC, we are active to further apply research efforts to 4-D, next- generation volumetric technology. The data results of this original technology have proven the accredited discovery of mathematical equations which demonstrate the 4-D Volumetric applications to be exact. The functionality of these technological mathematical discoveries will allow immediate direct application to medical science, international security, motion picture, computer and television industries including smart phone and any other device requiring a screen such as Ultrasonic, MRI, X-ray ( yielding virtually no irradiation)etc.. Patent papers, rights and searches applications are currently in process.  In October 2013 our scientist absolutely proved his prototype. Since then, we have been seeking the funds to develop the working model to demonstrate our technology to the world. Because of the immense commercial possibilities of our technology which encompasses advanced optic volumetric science and mathematical subject matter, we are restricted to elaborate or broaden our discussions of potential applications without risking or jeopardizing our limits of disclosure. We have confirmed and verified our scientist’s conclusions with several of the world’s renowned Physicists, who recognize our finding as authentic. We have also had discussions with at least five of the world’s leading manufacturers of optic devices, all of whom have confirmed positive outcomes.

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

On July 24, 2008 we signed an Option to acquire the assets and business of Access Media Group, Inc. the parent of AMG TV, the TV distribution and syndication company currently distributing its programs to in excess of 70 million TV households in the USA, all the Caribbean, New Zealand, Germany, Central and South America and a third quarter 2009 launch in Asia. AMG TV has multiplexing capabilities.

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

(4)	Caution Regarding Forward-Looking Information

As of September 30, 2014, we had approximately $37,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended September 30, 2014, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On September 22, 2014, The Company issued, 179,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On September 30, 2014, The Company issued, 23,700 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

Signet International Holdings, Inc.

Date: November 19, 2014	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director

