Form 10-K
period 2014-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2015-03-30
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark one)

☒   Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 23, 2014 was approximately $ $170,140 based upon 4,253,500 shares held by non-affiliates and a closing market price of $0.04 per share on February 6. 2015, as quoted at www.bigcharts.com.

As of March 25, 2015, there were 10,402,145 shares of Common Stock issued and outstanding.

Signet International Holdings, Inc.

Form 10-K for the Year ended December 31, 2014

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

Item 1A - Risk Factors

Not applicable

Item 1B - Uncleared Staff Comments

None

Item 2 - Description of Property

We currently operate from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  This lease agreement expired  in March 2014 but has been extended for the next three years.    The lease currently requires monthly payments of approximately $1,000 and we are not responsible for any additional charges for common area maintenance.

We also reimburse two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company s business, at approximately $250 per month.  These agreements are on a month -to-month basis.

For the respective years ended December 31, 2014 and 2013, we paid or accrued an aggregate of $35,720 and $33,835 for rent under these agreements.

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

The ask/high and bid/low information for each calendar quarter in the previous two (2) years, as obtained from www.bigcharts.com, are as follows:

	High	Low
Fiscal year ended December 31, 2013
Quarter ended March 31, 2013	$0.25	$0.09
Quarter ended June 30, 2013	$0.09	$0.02
Quarter ended September 30, 2013	$0.10	$0.03
Quarter ended December 31, 2013	$0.11	$0.10

Fiscal year ended December 31, 2014
Quarter ended March 31, 2014	$0.25	$0.10
Quarter ended June 30, 2014	$0.15	$0.11
Quarter ended September 30, 2014	$0.45	$0.16
Quarter ended December 31, 2014	$0.26	$0.05

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

On October 1, 2014, The Company issued, 44,500 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On November 30, 2014, The Company issued, 253,710 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On December 8, 2014, The Company issued, 12,650 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On December 9, 2014, The Company issued 25,000 shares of unregistered, restricted common stock in exchange for professional consulting and technical guidance that approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

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

Item 6  - Selected Financial Data

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

We had no revenue for either of the years ended December 31, 2014 or 2013.

Our total general and administrative operating expenses for each of the years ended December 31, 2014 and 2013 were approximately $362,000 and $390,000, respectively.  Included in these expenses is approximately $90,000 per year, for executive salaries and approximately $128,000 and $131,000 for the years ended December 31, 2014 and 2013, respectively, for administrative and other non-executive compensation during the same annual periods.  Our non-compensation expenses were approximately $144,000 and $169,000 for each of the years ended December 31, 2014 and 2013, with the majority of these expenditures relating to office rents, as previously discussed, and legal and other professional fees.  All of the above expenses relate, principally, to the consistent refinement and implementation of our business plan, the maintenance of the corporate  entity and the preparation and filing of various periodic reports pursuant to the Securities Exchange Act of 1934, as required.

It is anticipated that future expenditure levels will increase when we implement our business plan and start full-scale operations.

Earnings per share for the respective years ended December 31, 2014 and 2013 were $(0.03) and $(0.04) based on the weighted -average shares issued and outstanding at the end of each respective period.

We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than refining and implementing our business plan and maintaining our obligations as a reporting company under the Securities Exchange Act of 1934 unless and until such time that we begin meaningful operations.

At December 31, 2014 and 2013, respectively, we had working capital of approximately $(2,036,000) and $(1,800,000), respectively.  The working capital deficit includes aggregate accrued officer and other compensation of approximately $1,812,000 and $1,598,000 which all concerned parties have agreed to defer payment of said accrued compensation until the Board of Directors deem payments be made on an appropriate timely basis or as financial conditions warrant.

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

As of December 31, 2014, we had approximately $48,000 in cash.  Our monthly cash requirements presently average approximately $7,100 per month as our operating activities required approximately $128,000 and $147,000 for each of the years ended December 31, 2014 and 2013, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2013.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ernest W. Letiziano
Principal	2014	$90,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$90,000
Executive	2013	$90,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$90,000
Officer	2012	$90,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$90,000

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

Shares Beneficially Owned (1)

Name and address	Number of Shares	Percentage

Common Stock
Letiziano, Ernest W (2) (6)	887,000	8.53%
Donaldson, Thomas (2)	551,000	5.30%
Cede & Co (4)	3,710,645	35.67%
Imperiali Media Relations (5)	1,000,000	9.61%

Preferred Stock
Letiziano, Ernest W (2)	2,500,000	50.00%
Donaldson, Thomas (2)	1,000,000	20.00%
Hillabrand, Hope E (3)	1,500,000	30.00%

Officers and Directors as a group
Common Stock	887,000	8.53%
Preferred Stock	2,500,000	50.00%

(1)	Based on 10,402,145 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding at December 31, 2014.
(2)	The address for Mr. Letiziano and Mr. Donaldson is 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.
(3)	The address for Ms. Hillabrand is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(4)	The address for Cede & Co. is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(5)	The address for Imperiali Media Relations is 205 Worth Avenue, Suite 316, Palm Beach, FL 33480.
(6)	Of these 1,000,000 shares, Mr. Letiziano owns 900,000 shares directly. The remaining 100,000 shares are held by Signet Entertainment Corp, our wholly owned subsidiary. Because Mr. Letiziano is our sole officer and director, he has investment control over these 100,000 shares of our common stock held by Signet Entertainment Corp.
(7)	None of the individuals listed in this table qualify as a beneficial owner under Securities Act Release No. 33-4819. Mr. Letiziano, Mr. Donaldson, and Ms. Hillabrand, do not have any spouses or minor children that hold shares in the Company.

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

PART IV

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, L.A. Prevratil, LLC..

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
1 Audit Fees	$21,000	$20,600
2 Audit-related feed	-	-
3 Tax Fees	1,000	1,000
4 All other feeds	-	-

Totals	$22,000	$21,600

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

Item 15 - Exhibits, Financial Statement Schedules

2.1	Stock Purchase Agreement dated July 8, 2005 between Scott Raleigh and Signet Entertainment Corporation. (1)
2.2	First Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation. (2)
2.3	Final Amendment to Stock Purchase Agreement and Share Exchange dated September 8, 2005 between Signet International Holdings, Inc. and Signet Entertainment Corporation. (3)
3.1	Restated Certificate of Incorporation of Signet International Holdings, Inc. (3)
3.2	By-Laws (4)
3.3	Resolution regarding pre-incorporation contracts (5)
4.1	Certificate of Designation for Preferences and Rights of Series A Convertible Preferred Stock of Signet International Holdings, Inc. (7)
10.1	Management Agreement with Triple Play Media, Inc. (3)
10.2	Management Agreement with Big Vision, Inc. (4)
10.3	Screenplay Purchase Agreement with FreeHawk Productions, Inc. (rescinded) (4)
10.4	Mutual Agreement to Rescind Agreement with FreeHawk Productions, Inc. (3)
10.5	Landlord Letter (3)
10.6	Consulting Agreement with Merriam Joan Handy (5)
10.7	Agreement with FreeHawk Productions, Inc. - 20 half-hour episodes (7)
10.8	Agreement with FreeHawk Productions, Inc. - 30 half-hour episodes of “Border Patrol” (7)

10.9	Agreement with John E. Derhak (7)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on July 12, 2005.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-51185) filed on March 3, 2006.
(3)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on September 22, 2006.
(4)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-134665) filed on June 2, 2006.
(5)	Incorporated by reference to the Company’s Amended Registration Statement on Form SB-2/A (File No. 333-134665) filed on November 6, 2006.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-51185) filed on March 27, 2007.

(Financial statements start on next page)

Signet International Holdings, Inc.

(a development stage company)

Contents

Page

Report of Independent Registered Certified Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013 and for the period from October 17, 2003 (date of inception) through December 31, 2014	F-3

Consolidated Statement of Changes in Shareholders' Equity for the period from October 17, 2003 (date of inception) through December 31, 2014	F-4 to F-10

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and for the period from October 17, 2003 (date of inception) through December 31, 2014	F-11

Notes to Consolidated Financial Statements	F-12 - F-25

Letterhead of L.A. Prevratil, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Signet International Holdings, Inc.

We have audited the consolidated balance sheet of Signet International Holdings, Inc.  (a Delaware corporation and a developmental stage company) as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year  period ended December 31, 2014. Signet International Holding’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signet International Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-tear period ended December 31, 2014 and from October 17, 2003 (inception), to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

By: /s/ L.A. Prevratil, CPA

L.A. Prevratil, LLC

West Palm Beach, Florida

March 29, 2015

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Consolidated Balance Sheets

December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash in bank	$48,291	$19,544
Prepaid Expenses	38,500	38,500
Total Current Assets	86,791	58,044

Other Assets
Option agreement	600,042	600,042
Broadcast and intellectual properties, net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,694,082	$4,665,335

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Note payable	$-	$-
Accounts payable - trade	158,858	161,358
Other accrued liabilities	1,089,360	942,860
Accrued officer compensation	874,683	784,683

Total Current Liabilities	2,122,901	1,888,901

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value 50,000,000 shares authorized
5,000,000 shares designated, issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value 100,000,000 shares authorized
9,294,030 and 8,893,400 shares issued and outstanding, respectively	10,404	9,295
Common stock subscribed	-	-
Additional paid-in capital	6,271,865	6,116,440
Deficit accumulated during the development stage	(3,716,088)	(3,354,301)

Total Shareholders’ Equity (Deficit)	2,571,181	2,776,434

Total Liabilities and Shareholders’ Equity	$4,694,082	$4,665,335

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

Years ended December 31, 2014 and 2013 and

Period from October 17, 2003 (date of inception) through December 31, 2014

			Period from
			12-Oct-03
	Year ended	Year ended	(date of inception) through
	December 31,	December 31,	December 31,
	2014	2013	2014

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	90,000	90,000	881,670
Other salaries	128,000	131,000	1,097,225
Other general and administrative expenses	143,787	168,905	1,637,893
Total expenses	361,787	389,905	3,706,589

Loss from operations	(361,787)	(389,905)	(3,706,589)

Other income (expense)
Interest expense	-	-	(9,500)

Loss before provision for income taxes	(361,787)	(389,905)	(3,716,089)

Provision for income taxes	-	-	-

Net Loss	(361,787)	(389,905)	(3,716,089)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(361,787)	$(389,905)	$(3,716,089)

Loss per share of common stock outstanding computed on net loss -
basic and fully diluted	$(0.03)	$(0.04)	$(0.65)

Weighted-average number of shares outstanding - basic and fully diluted	10,402,145	9,035,008	5,731,290

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Period from October 17, 2003 (date of inception) through December 31, 2014

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

Period from October 17, 2003 (date of inception) through December 31, 2014

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

Period from October 17, 2003 (date of inception) through December 31, 2014

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

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued

Period from October 17, 2003 (date of inception) through December 31, 2014

	Preferred Stock		Common Stock		Additional paid-in	Deficit accumulated during the development	Stock subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Common stock issued in
private transactions
for payment of consulting
fees in April 2010	-	-	447,050	447	178,373	-	-	178,820
Common stock issued in
consideration of binding
agreement in May 2010	-	-	100	-	42	-	-	42
Common stock issued pursuant to
Registration Rights
agreement dated
November 5, 2007
issued August 2010	-	-	14,000	14	4,669	-	-	4,683
Common stock sold pursuant
to a private placement
placement
in September 2010	-	-	90,030	90	30,027	-	-	30,117
Common stock rescission
pursuant to Court Finding
in September 2010	-	-	(146,000)	(146)	146	-	-	-
Common stock issued for
payment of legal fees in
October 2010	-	-	50,000	50	12,450	-	-	12,500
Common stock sold
pursuant to a private
placement in
December 2010	-	-	6,000	6	2,494	-	-	2,500
Less cost of raising capital
Net loss for the year	-	-	-	-	-	(380,542)	-	(380,542)

Balances at December 31, 2010	5,000,000	$5,000	$5,383,402	$5,383	$5,627,266	(2,218,471)	$-	$3,419,178

- Continued -

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued

Period from October 17, 2003 (date of inception) through December 31, 2014

						Deficit accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Common stock sold pursuant
to private placements
in March 2011	-	-	108,400	108	9,692	-	-	9,800
Common stock issued for
payment of consulting fees
fees in March 2011	-	-	1,000,000	1,000	24,000	-	-	25,000
Common stock sold pursuant
to a private placement
in April 2011	-	-	6,000	6	6,994	-	-	7,000
Common stock sold pursuant
to a private placement
in May 2011	-	-	10,000	10	7,790	-	-	7,800
Common stock sold pursuant
to a private placement
in June 2011	-	-	100,000	100	24,900	-	-	25,000
Common stock sold pursuant
to a private placement
in August 2011	-	-	10,500	11	1,989	-	-	2,000
Common stock sold pursuant
to a private placement
in October 2011	-	-	100,000	100	24,900	-	-	25,000
Common stock sold pursuant
to a private placement
in December 2011	-	-	6,698	7	994	-	-	1,001
Net loss for the year	-		-		-	(314,894)	-	(314,894)

Balances at December 31, 2011	5,000,000	$5,000	6,725,000	$6,725	$5,728,525	$(2,533,365)	$-	$3,206,885

- Continued -

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued

Period from October 17, 2003 (date of inception) through December 31, 2014

					Additional	Deficit accumulated during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Common stock sold pursuant
to a private placement
in March 2012	-	-	250,000	250	37,250	-	-	37,500
Common stock sold pursuant
to a private placement
in April 2012	-	-	570,000	570	90,025	-	-	90,595
Common stock sold pursuant
to a private placement
in May 2012	-	-	1,167,900	1,168	174,017	-	-	175,185
Common stock issued for
payment of consulting fees
in June 2012	-	-	50,000	50	7,540	-	-	7,590
Common stock issued for
payment of contracts
in June 2012	-	-	30,000	30	4,470	-	-	4,500
Common Stock Subscribed
in June 2012	-	-	40,000	40	-	-	-	40
Common stock issued for
payment of consulting fees
in August 2012	-	-	50,000	50	7,450	-	-	7,500
Common stock issued for
payment of consulting fees
in September 2012	-	-	50,000	50	7,450	-	-	7,500
Net loss for the year	-	-	-	-	-	(431,032)	-	(431,032)

Balances at December 31, 2012	5,000,000	$5,000	8,933,400	$8,933	$6,056,727	$(2,694,397)	$-	$3,106,263

- Continued -

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) - Continued

Period from October 17, 2003 (date of inception) through December 31, 2014

						Deficit
						accumulated
					Additional	during the	Stock
	Preferred Stock		Common Stock		paid-in	development	subscription
	Shares	Amount	Shares	Amount	capital	stage	receivable	Total

Common stock issued for
marketing services
in February 2013	-	-	33,300	34	4,967	-	-	5,001
Common stock sold pursuant
to a private placement
in June 2013	-	-	101,600	102	14,898	-	-	15,000
Common stock sold pursuant
to a private placement
in July 2013	-	-	40,000	40	5,960	-	-	6,000
Common stock sold pursuant
to a private placement
in September 2013	-	-	44,000	44	6,503	-	-	6,547
Common stock sold pursuant
to a private placement
in September 2013	-	-	33,300	33	4,993	-	-	5,026
Common stock sold pursuant
to a private placement
in November 2013	-	-	66,600	67	10,222	-	-	10,289
Common stock sold pursuant
to a private placement
in December 2013	-	-	81,830	82	12,170	-	-	12,252
Net loss for the year	-	-	-	-	-	(389,905)	-	(389,905)
Balances at
December 31, 2013	5,000,000	$5,000	9,294,030	$9,295	$6,116,440	$(3,354,301)	$-	$2,776,434
Common stock sold pursuant
to a private placement
in January 2014	-	-	50,000	50	7,450	-	-	7,500
Common stock sold pursuant
to a private placement
in March 2014	-	-	519,555	520	70,160	-	-	70,680
Common stock sold pursuant
to a private placement
in September 2014	-	-	202,700	203	30,947	-	-	31,150
Common stock sold pursuant
to a private placement
in October 2014	-	-	44,500	45	6,355	-	-	6,400
Common stock sold pursuant
to a private placement
in November 2014	-	-	253,710	254	36,230	-	-	36,484
Common stock sold pursuant
to a private placement
in December 2014	-	-	12,650	12	1,808	-	-	1,820
Common stock issued for
legal services
in December 2014	-	-	25,000	25	2,475	-	-	2,500
Net loss for the year	-	-	-	-	-	(361,787)	-	(361,787)
Balances at
December 31, 2014	5,000,000	$5,000	10,402,145	$10,404	$6,271,865	$(3,716,088)	$-	$2,571,181

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Consolidated Statements of Cash Flows

Years ended December 31, 2014 and 2013 and

Period from October 17, 2003 (date of inception) through December 31, 2014

			Period from
			17-Oct-03
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2014	2013	2014
Cash Flows from Operating Activities
Net loss for the period	$(361,787)	$(389,905)	$(3,716,089)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	-	-	-
Organizational expenses paid with issuance of common stock	-	-	50,810
Expenses paid with issuance of common stock	-	-	347,060
(Increase) Decrease in Prepaid Assets paid with issuance of common stock	-	-	(38,500)
Increase (Decrease) in Accounts payable - trade	(2,500)	-	83,860
Accrued liabilities	146,000	152,000	1,088,859
Accrued officers compensation	90,000	90,000	874,683

Net cash used in operating activities	(128,287)	(147,905)	(1,270,817)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from note payable	-	-	95,000
Repayment of note payable	-	-	(95,000)
Proceeds from sale of common stock	154,034	60,076	1,386,540
Cash paid to acquire capital			(15,747)
Purchase of treasury stock	-	-	(50,000)
Capital contributed to support operations	-	-	33,815

Net cash (used in) financing activities	154,034	60,076	1,354,608

Increase (Decrease) in Cash	25,747	(87,829)	45,291

Cash at beginning of period	19,544	107,373	-

Cash at end of period	$45,291	$19,544	$45,291

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-	$9,650
Income taxes paid for the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $3.716,000.

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

Note D - Summary of Significant Accounting Policies - Continued

5.  Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2014 and 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At December 31, 2014 and 2013, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

December 31, 2014 and 2013

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

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Continued

December 31, 2014 and 2013

Note H - Income Taxes

The components of income tax (benefit) expense each of the years ended December 31, 2014 and 2013 and for the period from October 17, 2003 (date of inception) through December 31, 2014, are as follows:

Period from
October 17, 2003
(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2014	2013	2014

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-

State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Total	$-	$-	$-

As of December 31, 2014, the Company has a cumulative net operating loss carry forward of approximately $1,800,000 for Federal and State income tax purposes.  The amount and availability of any future net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carry forwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2014 and 2013 and for the period from October 17, 2003 (date of inception) through December 31, 2014, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			October 17, 2003
			(date of inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2014	2013	2014

Statutory rate applied to income before income taxes	$(124,093)	$(132,600)	$(1,263,470)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Officers compensation and other accrued
expenses not deductible until paid	75,140	70,000	650,140
Non-deductible consulting fees related to issuance
of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax
asset and application of net operating loss carryforward	48,953	62,600	551,330
Income tax expense	$-	$-	$-

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Continued

December 31, 2014 and 2013

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carry forwards give rise to deferred tax assets and liabilities as of December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$613,330	$565,500
Officer compensation and other
accrued expenses deductible when paid	650,140	575,000
Less valuation allowance	(1,263,470)	(1,140,500)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2014 and 2013, respectively, the valuation allowance for the deferred tax asset increased by approximately $123,000 and $,280,000.

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

On October 1, 2014, The Company issued, 44,500 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On November 30, 2014, The Company issued, 253,710 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

On December 8, 2014, The Company issued, 12,650 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Signet International Holdings, Inc. and Subsidiary

(a development stage company)

Notes to Consolidated Financial Statements - Continued

December 31, 2014 and 2013

Note J - Common Stock Transactions - Continued

On December 9, 2014, The Company issued 25,000 shares of unregistered, restricted common stock in exchange for professional consulting and technical guidance that approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Note K - Commitments

Leased office space

We currently operate from leased office facilities at 205 Worth Avenue, Suite 316 Palm Beach, FL 33480 under an operating lease.  This lease agreement expired  in March 2014 but has been extended for the next three years.   The lease currently requires monthly payments of approximately $1,000 and we are not responsible for any additional charges for common area maintenance.

We also reimburse two non-executive personnel for the use of their personal home offices, which are not exclusive to the Company s business, at approximately $250 per month.  These agreements are on a month -to-month basis.

For the respective years ended December 31, 2014 and 2013, we paid or accrued an aggregate of $35,720 and $33,800 for rent under these agreements.

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

December 31, 2014 and 2013

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

December 31, 2014 and 2013

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

Note L - Subsequent Events

Management has evaluated all activity of the Company through March 29, 2014  (the issue date of the financial statements) and concluded that no subsequent additional events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.

Dated: March 30, 2015	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Signet International Holdings, Inc.

Dated: March 30, 2015	By:	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President, Chief Executive Officer
Chief Financial Officer and Director

24