Form 10-Q
period 2015-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2015-05-26
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES     ☐   NO    ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 1, 2014: 9,863,585

Signet International Holdings, Inc.

Form 10-Q for the Quarter ended March 31, 2015

Part 1 - Financial Information

Item 1 - Financial Statements

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

	(Unaudited) March 31, 2015	(Audited) December 31, 2014
ASSETS
Current Assets
Cash in bank	$29,400	$48,291
Prepaid expenses	38,500	38,500
Total Current Assets	67,900	86,791

Other Assets

Option agreement	600,042	600,042
Broadcast and intellectual properties, net of accumulated amortization of $-0-	4,007,249	4,007,249

Total Other Assets	4,607,291	4,607,291

Total Assets	$4,675,191	$4,694,082

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable - trade	$158,858	$158,858
Other accrued liabilities	1,126,710	1,089,360
Accrued officer compensation	897,183	874,683
Total Current Liabilities	2,182,751	2,122,901

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value 50,000,000 shares authorized 5,000,000 shares designated, issued and outstanding, respectively	5,000	5,000
Common stock - $0.001 par value. 100,000,000 shares authorized 10,411,145 and 9,863,585 shares issued and outstanding respectively	10,413	10,404
Additional paid-in capital	6,273,207	6,271,865
Deficit accumulated during the development stage	(3,796,180)	(3,716,088)

Total Shareholders’ Equity (Deficit)	2,492,440	2,571,181

Total Liabilities and Shareholders’ Equity	$4,675,191	$4,694,082

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Operations and Comprehensive Loss

Nine and Three months ended March 31, 2015 and 2014 and

Period from October 17, 2003 (date of inception) through March 31, 2015

(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Period from October 17, 2003 (date of inception) through March 31, 2015

Revenues	$-	$-	$-

Expenses
Organizational and formation expenses	-	-	89,801
Officer compensation	22,500	22,500	904,170
Other salaries	32,100	25,500	1,129,325
Other general and administrative expenses	25,491	45,205	1,663,383

Total Expenses	80,091	93,205	3,786,679

Loss from Operations	(80,091)	(93,205)	(3,786,679)

Other Expense
Interest expense	-	-	(9,500)

Loss before Provision for Income Taxes	(80,091)	(93,205)	(3,796,179)

Provision for Income Taxes	-	-	-

Net Loss	(80,091)	(93,205)	(3,796,179)

Other Comprehensive Income	-	-	-

Comprehensive Loss	$(80,091)	$(93,205)	$(3,796,179)

Loss per weighted-average share of common outstanding, computed on Net Loss - basic and fully diluted	$(0.01)	$(0.01)	$(0.65)

Weighted-average number of shares of common stock outstanding	9,881,353	9,498,447	5,831,808

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Consolidated Statements of Cash Flows

Nine months ended March 31, 2015 and 2014 and

Period from October 17, 2003 (date of inception) through March 31, 2015

(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014	Period from October 17, 2003 (date of inception) through March 31, 2015

Cash Flows from Operating Activities
Net Loss	$(80,091)	$(93,205)	$(3,796,180)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	-	-	-
Organizational expenses paid with issuance of common and preferred stock	-	-	50,810
(Increase) Decrease in
Prepaid assets paid with issuance of common stock			(38,500)
Expenses paid with common stock	-	-	347,060
Increase (Decrease) in
Accounts payable - trade	-	-	83,860
Accrued liabilities	37,350	31,500	1,126,709
Accrued officers compensation	22,500	22,500	897,183

Net cash used in operating activities	(20,241)	(39,205)	(1,329,058)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash proceeds from note payable	-	-	95,000
Cash paid to retire note payable	-	-	(95,000)
Cash proceeds from sale of common stock	1,350	78,180	1,390,390
Increase in stock subscriptions receivable	-	-
Purchase of treasury stock	-	-	(50,000)
Cash paid to acquire capital	-	-	(15,747)
Capital contributed to support operations	-	-	33,815

Net cash provided by financing activities	1,350	78,180	1,358,458

Increase (Decrease) in Cash and Cash Equivalents	(18,891)	38,975	29,400

Cash and cash equivalents at beginning of period	48,291	19,545	-

Cash and cash equivalents at end of period	$29,400	$58,520	$29,400

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$9,650
Income taxes paid (refunded)	$-	$-	$-
Supplemental Disclosure of Non-cash Investing and Financing Activities
Issuance of common stock for down payment on Asset Purchase Agreement	$-	$-	$600,000

Acquisition of broadcast properties with common stock and accounts payable	$-	$-	$4,007,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements

March 31, 2015 and 2014

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

The Company is considered in the development stage and, as such, has generated no significant operating revenues and has incurred cumulative operating losses of approximately $3,800,000.

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

March 31, 2015 and 2014

Note B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2015.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2015.

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

March 31, 2015 and 2014

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

March 31, 2015 and 2014

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

At March 31, 2015 and 2014, and subsequent thereto, the Company’s issued and outstanding preferred stock is considered anti-dilutive due to the Company’s net operating loss position.

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

March 31, 2015 and 2014

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

Note H - Income Taxes

The components of income tax (benefit) expense each of the nine and three month periods ended March 31, 2015 and 2014 and for the period from October 17, 2003 (date of inception) through March 31, 2015, are as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Period from October 17, 2003 (date of bankruptcy settlement) through March 31, 2015

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2015, the Company has a net operating loss carryforward of approximately $1,800,000 for Federal income tax purposes and approximately $1,300,000 for State income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

(Remainder of this page left blank intentionally)

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

March 31, 2015 and 2014

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine months ended March 31, 2015 and 2014 and for the period from October 17, 2003 (date of inception) through March 31, 2015, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Period from October 17, 2003 (date of inception) through March 31, 2015

Statutory rate applied to income before income taxes	$(27,231)	$(32,000)	$(1,290,701)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Non-deductible accrued compensation	18,564	16,500	680,474
Non-deductible consulting fees related to issuance of common stock at less than “fair value”	-	-	62,000
Other, including reserve for deferred tax asset and application of net operating loss carryforward	8,667	15,500	548,227
Income tax expense	$-	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Deferred tax assets
Net operating loss carryforwards	$8,667	$613,330
Officer compensation deductible when paid	7,650	650,140
Less valuation allowance	(16,317)	(1,263,470)
Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, the valuation allowance for the deferred tax asset increased by approximately $16,000 and $123,000.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

March 31, 2015 and 2014

Note J - Common Stock Transactions – Continued

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

On March 11, 2015, The Company issued, 9,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Signet International Holdings, Inc. and Subsidiary

(a development stage enterprise)

Notes to Consolidated Financial Statements - Continued

March 31, 2015 and 2014

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

March 31, 2015 and 2014

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

On January 11, 2011, The Company executed a Binding Agreement with 4-D Interactive, LLC. The new subsidiary is engaged in the business of creating, designing, and inventing state of the art 3-D and 4-D volumetric technology of Intellectual Properties including software and systems and recently developed new discoveries in mathematics and proven optoelectronic applications. Mr. Yevgeniy Nemirovskiy, Ukraine, Soviet Union, received international recognition from Aviation Engineering Institute where the Russian Space Age technology was born. He is the distinguished Scientist and author of a number of world-wide patented inventions.  He has consulted for NASA, the Kremlin and holds the distinction of his conclusions when requested to apply his science of digital volumetric imaging to the Holy Shroud of Turin where he proved that the Shroud Image is indeed genuine.  Mr. Nemirovskiy has recently applied his research wherein he has invented a single lens 3D and 4-D digital camera as well as 4-D digital real time display for TV screens and computer monitors.  His next generation step-ahead technology will soon be introduced to a world-wide audience the functionality of which will completely evolve and transcend the Motion Picture industry and the way we watch TV and use our Computers.  4-D Interactive, LLC is now a wholly owned Subsidiary of Signet International Holdings, Inc. a Public company trading, and OTCBB under the symbol “SIGN.” The 4-D Interactive, LLC labs will soon be established in Palm Beach, Florida.

Note L - Subsequent Events

Management has evaluated all activity of the Company through May 22, 2015 (the issue date of the financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

We had no revenue for either of the respective month periods ended March 31, 2015 or 2014, respectively.

General and administrative expenses for the three months ended March 31, 2015 and 2014 were approximately $25,000 and $45,000, respectively. These costs relate principally to the maintenance of our corporate offices, compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended and continued efforts to implement our business plan.

For the three months ended March 31, 2015 and 2014, we accrued compensation to our chief executive officer, Ernest W. Letiziano of $22,500 for each respective period. We further accrued compensation to non-executive personnel for their assistance in our efforts to implement our business plan of approximately $32,000 and $26,000 for each respective period. None of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

Our net loss for the three months ended March 31, 2015 and 2014, respectively, was approximately $(80,000) and $(93,000).  Our earnings per share for the respective quarters ended March 31, 2015 and 2014 were approximately $(0.01) for each respective period based on the respective weighted-average shares issued and outstanding at the end of the respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At March 31, 2015 and 2014, respectively, the Company had working capital of approximately $(267,000) and $(258,000), exclusive of accrued officer and other compensation.  As noted previously, none of these persons has made a demand for payment and have agreed to defer payment until such time that the Company has a viable and functioning business plan with positive cash flows from operations.

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

(4)	Caution Regarding Forward-Looking Information

As of March 31, 2015, we had approximately $29,000 in cash.  Our monthly cash requirements have been reduced to approximately $8,000 per month.  Given our current circumstances, we will continue to have additional sources of cash to preserve our plan of operation or terminate all activities.

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

During the quarter ended March 31, 2015, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 11, 2015, The Company issued, 9,000 shares of unregistered, restricted common stock for cash, which approximated the fair value and closing quoted price of the Company’s common stock on the transaction date. These shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in this transaction.

Item 3 - Defaults on Senior Securities

None

Item 4 - Removed and Reserved

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

Signet International Holdings, Inc.

Date: May 22, 2015	/s/ Ernest W. Letiziano
Ernest W. Letiziano
President and Director

