Form 10-Q
period 2020-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2020-11-09
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

 or

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-54872

SIGNET INTERNATIONAL HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	16-1732674
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 Worth Avenue, Suite 316, Palm Beach, Florida 33480

(Address of principal executive offices)

(561) 832-2000

(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of November 6, 2020, 19,444,057 shares of common stock, par value $0.001 per share, were outstanding.

SIGNET INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2020

i

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.

Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and “would.” These statements are based on current expectations, estimates and projections about our business based in part on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those set forth in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, and our other filings with the U.S. Securities and Exchange Commission.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Any forward-looking statements speak only as of the date on which they are made, and we disclaim any obligation to publicly update or release any revisions to these forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by applicable law.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$125,914	$106,661
Prepaid expenses and other current assets	382	16,632
Subscription receivable	-	25,000

Total Current Assets	126,296	148,293

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	28,028	35,811

TOTAL ASSETS	$154,324	$184,104

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,967	$19,393
Accrued officer salary	-	460,952
Operating lease obligation - current portion	11,585	10,390

Total Current Liabilities	38,552	490,735

LONG-TERM LIABILITIES:
Operating lease obligation - long-term portion	16,973	25,843

Total Liabilities	55,525	516,578

Commitments and Contingencies (see Note 5)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
Series A Preferred stock ($0.001 Par Value; 5,000,000 Shares Designated; 5,000,000 issued and outstanding)	5,000	5,000
Common stock, $0.001 par value: 100,000,000 shares authorized; 19,437,807 and 15,954,358 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	19,437	15,954
Additional paid in capital	7,898,017	7,146,319
Accumulated deficit	(7,823,655)	(7,499,747)

Total Stockholders' Equity (Deficit)	98,799	(332,474)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$154,324	$184,104

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional and consulting fees	23,437	17,688	274,274	31,883
General and administrative	18,033	14,386	49,634	40,858

Total Operating Expenses	41,470	32,074	323,908	72,741

LOSS FROM OPERATIONS	(41,470)	(32,074)	(323,908)	(72,741)

LOSS BEFORE PROVISION FOR INCOME TAXES	(41,470)	(32,074)	(323,908)	(72,741)

Provision for income taxes	-	-	-	-

NET LOSS	$(41,470)	$(32,074)	$(323,908)	$(72,741)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	18,372,451	13,128,483	18,951,973	13,129,607

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock - Series A		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	5,000,000	$5,000	15,954,358	$15,954	$7,146,319	$(7,499,747)	$(332,474)
Sale of common stock for cash	-	-	981,500	982	105,035	-	106,017
Issuance of common stock for accrued salaries	-	-	829,721	830	93,592	-	94,422
Issuance of common stock for services	-	-	1,453,478	1,453	163,447	-	164,900
Contributed capital by an officer through forgiveness of accrued salaries	-	-	-	-	366,530	-	366,530
Net Loss	-	-	-	-	-	(257,026)	(257,026)
Balance, March 31, 2020	5,000,000	5,000	19,219,057	19,219	7,874,923	(7,756,773)	142,369
Issuance of common stock for services	-	-	9,375	9	1,803	-	1,812
Net Loss	-	-	-	-	-	(25,412)	(25,412)
Balance, June 30, 2020	5,000,000	$5,000	19,228,432	$19,228	$7,876,726	$(7,782,185)	$118,769
Sale of common stock for cash	-	-	200,000	200	19,800	-	20,000
Issuance of common stock for services	-	-	9,375	9	1,491	-	1,500
Net Loss	-	-	-	-	-	(41,470)	(41,470)
Balance, September 30, 2020	5,000,000	$5,000	19,437,807	$19,437	$7,898,017	$(7,823,655)	$98,799

	Preferred Stock - Series A		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2018	5,000,000	$5,000	12,819,738	$12,820	$6,477,319	$(7,384,997)	$(889,858)
Sale of common stock for cash	-	-	20,000	20	1,980	-	2,000
Issuance of common stock for services	-	-	3,500	3	347	-	350
Net Loss	-	-	-	-	-	(14,042)	(14,042)
Balance, March 31, 2019	5,000,000	5,000	12,843,238	12,843	6,479,646	(7,399,039)	(901,550)
Sale of common stock for cash	-	-	463,500	464	42,536	-	43,000
Issuance of common stock for services	-	-	100,500	100	9,950	-	10,050
Net Loss	-	-	-	-	-	(26,625)	(26,625)
Balance, June 30, 2019	5,000,000	5,000	13,407,238	13,407	6,532,132	(7,425,664)	(875,125)
Sale of common stock for cash	-	-	460,000	460	23,040	-	23,500
Issuance of common stock for services	-	-	60,125	61	5,777	-	5,838
Issuance of common stock for accrued salaries	-	-	921,920	922	45,174	-	46,096
Contributed capital by an officer through forgiveness of accrued salaries	-	-	-	-	414,864	-	414,864
Purchase and cancellation of common stock	-	-	(1,000,000)	(1,000)	(4,000)	-	(5,000)
Return and cancellation of common stock	-	-	(21,000)	(21)	21	-	-
Net Loss	-	-	-	-	-	(32,074)	(32,074)
Balance, September 30, 2019	5,000,000	$5,000	13,828,283	$13,829	$7,017,008	$(7,457,738)	$(421,901)

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(323,908)	$(72,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	168,212	16,238
Rent expense	108	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	16,250	(19,866)
Accounts payable and accrued expenses	7,574	(3,003)

NET CASH USED IN OPERATING ACTIVITIES	(131,764)	(79,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	126,017	68,500
Purchase and cancellation of common stock	-	(5,000)
Collection of subscription receivable	25,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	151,017	63,500

NET CHANGE IN CASH	19,253	(15,872)

CASH, beginning of period	106,661	48,725

CASH, end of period	$125,914	$32,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued salaries	$94,422	$46,096
Contributed capital by an officer through forgiveness of accrued salary	$366,530	$414,864
Operating lease right-of-use asset and operating lease liability recorded on adoption of ASC 842	$-	$45,645

See accompanying condensed notes to unaudited consolidated financial statements.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2020

(Unaudited)

Note 1 - Organization and Description of Business

Signet International Holdings, Inc. (the “Company”) is incorporated in the State of Delaware.   The Company’s current principal business plan is to focus in developing advanced technologies, energy solutions and medical devices. The Company has no operating history yet.

Note 2 - Going Concern

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $323,908 and $131,764, respectively, for the nine months ended September 30, 2020 and had no revenues during the nine months ended September 30, 2020 and 2019. Additionally, the Company had an accumulated deficit of $7,823,655 as of September 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not indicative of the results that may be expected for the year ending December 31, 2020 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration of Securities on Form 10-12G, for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2020. The Company’s unaudited consolidated financial statements include the financial statements of its three wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. All wholly owned subsidiaries were inactive subsidiaries at September 30, 2020 and December 31, 2019 and for each of the nine months ended September 30, 2020 and 2019.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of equity-based instruments issued for other than cash, valuation of right-of-use assets and liabilities and the valuation allowance on deferred tax assets.

Risks and uncertainties for development stage company

The Company is considered to be in an early stage since we have not commenced planned principal operations. Our activities since inception include devoting substantially all of the Company’s efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment to the completion of the Company’s development activities to launch its marketing plan and generate revenues and to raising capital. The Company has not yet generated revenue from operations. The Company’s activities during this early stage are subject to significant risks and uncertainties.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of September 30, 2020 and December 31, 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2020, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2020

(Unaudited)

Fair value measurements and fair value of financial instruments

The Company follows Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The estimated fair value of certain financial instruments, including prepaid expense, accounts payable, accrued expenses and accrued salaries are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees for goods and services, and to employees and directors including employee stock options, restricted stock awards, and employee stock purchases based on estimated fair values.

Determining Fair Value Under ASC 718-10

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards. The Company's determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

Income taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2020

(Unaudited)

Tax positions that meet the more likely than not recognition threshold is measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceed the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all more likely than not to be upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. On September 30, 2020 and December 31, 2019, the Company had 50,000,000 potentially dilutive securities outstanding related to Series A Preferred Stock. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net losses.

Impairment of long-lived assets

In accordance with ASC 360-10, “Long-lived assets,” which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. During calendar year year 2017, the Company impaired the total values of various literary rights. Management believes the impaired literary rights have value to the Company and will continue to market these rights.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Recent accounting pronouncements

Accounting standards which are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2020

(Unaudited)

Note 4 – Stockholders’ Equity (Deficit)

The authorized capital stock consists of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock.

Common stock

During the nine months ended September 30, 2020:

●	the Company settled accrued salaries to its Chief Executive Officer (“CEO”) in the amount of $94,422 by issuing 829,721 shares of common stock at a price of approximately $0.11 per share, based on recent private placement sales of common stock on the date of grant. Additionally, the CEO forgave accrued salary of $366,530 (see Note 6).

●	the Company issued an aggregate of 1,472,228 to various consultants of the Company for services rendered with fair value of $168,212 or an average of approximately $0.11 per share, based on recent private placement sales of common stock on the dates of grants.

●	the Company received total gross proceeds of $126,017 or an average of approximately $0.11 per share, from the sale of 1,181,500 shares of the Company’s common stock. Additionally, the Company collected the $25,000 subscription receivable that was previously recorded at December 31, 2019.

During the nine months ended September 30, 2019:

●	the Company issued 164,125 shares to a consultant for services rendered with fair value of $16,238 or $0.10 per share, based on recent private placement sales of common stock on the dates of grant.

●	the Company received gross proceeds of $68,500 or average price of $0.07 per share, from the sale of 943,500 shares of the Company’s common stock.

●	the Company purchased back 1,000,000 shares of its common stock for $5,000. Upon the return of the shares, the Company cancelled the 1,000,000 shares of common stock.

●	the Company paid accrued salaries to its Chief Executive Officer in the amount of $46,096 by issuing 921,920 shares of common stock at a price of $0.05 per share of common stock based on the sales of common stock on recent private placements on the dates of grant. Additionally, the Chief Financial Officer forgave accrued salaries of $414,864 during the nine months ended September 30, 2019. The Company reduced total accrued salaries by $460,960 in connection with the issuance of 921,920 shares of common stock and recorded $414,864 of contributed capital from the forgiveness of accrued salaries.

●	a consultant returned 21,000 shares of the Company’s common stock after resigning as a business advisor of the Company. The Company cancelled the 21,000 shares of the Company’s common stock which was recorded at par value.

Note 5 – Commitments and Contingencies

Operating lease

In January 2018, the Company entered into a one-year sub-lease agreement related to its leased office facilities in Palm Beach, FL with the CEO of the Company. The lease shall automatically be extended for successive one-year renewal terms not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease currently requires monthly payments of approximately $1,136 plus sales tax and the Company is not responsible for any additional charges for common area maintenance. The monthly rent will increase by 2% at the end of each year.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets of $45,645 and total lease liabilities of $45,645 based on an incremental borrowing rate of 12%. For the respective nine months ended September 30, 2020 and 2019, we paid an aggregate of $11,325 and $8,888 for rent under this agreement, respectively.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2020

(Unaudited)

Right of Use (“ROU”) Asset is summarized below:

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Office lease, ROU Asset	$45,645	$45,645
Less: Accumulated amortization	(17,617)	(9,834)
Balance of ROU asset	$28,028	$35,811

Operating lease liability related to the ROU asset is summarized below:

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Office lease liability	$45,645	$45,645
Reduction of lease liability	(17,087)	(9,412)
Total	28,558	36,233
Less: current portion	(11,585)	(10,390)
Long term portion of lease liability	$16,973	$25,843

Future minimum lease payments under non-cancelable operating lease at September 30, 2020 are as follows:

Balance of year 2020	$3,545
Year 2021	14,462
Year 2022	14,752
Total	32,759
Imputed interest	(4,201)
Total operating lease liability	$28,558

Option agreements

In November 2018, the Company entered into an Option Agreement (the “November 2018 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for graphene foam coating and deicing. The option period commenced on the effective date of this November 2018 Option Agreement and expired 6 months from the effective date unless terminated by either party by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,500 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2018. In May 2019, the Company entered into an amendment agreement to extend the option period to August 2019. In October 2020, the Company entered into an exclusive licensing agreement with this licensor (see Note 7).

In March 2019, the Company entered into an Option Agreement (the “March 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for rechargeable battery device. The option period commenced on the effective date of this March 2019 Option Agreement and expires 12 months from the effective date unless terminated by either party by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $5,000 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In October 2020, the Company entered into an exclusive licensing agreement with this licensor (see Note 7).

In August 2019, the Company entered into an Option Agreement (the “August 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for detecting melanoma cancer. The option period commenced on the effective date of this August 2019 Option Agreement and expires in August 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,200 on the date of this agreement which was recorded in professional and consulting fees during calendar year2019. In August 2020, the Company entered into an amendment agreement to extend the option period to August 31, 2021 unless sooner terminated by the execution of a license agreement between the parties. All other provision of this option agreement shall remain in full force and effect and unmodified by this amendment.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2020

(Unaudited)

In September 2019, the Company entered into an Option Agreement (the “September 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for self-sterilizing device using plasma fields. The option period commenced on the effective date of this September 2019 Option Agreement and expires in September 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,200 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In July 2020, the Company entered into an amendment agreement to extend the option period to September 30, 2021 unless sooner terminated by the execution of a license agreement between the parties. All other provision of this option agreement shall remain in full force and effect and unmodified by this amendment.

In September 2019, the Company entered into an Option Agreement (the “September 11, 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for low cost disposable medical sensor for heart-attack. The option period commenced on the effective date of this September 11, 2019 Option Agreement and expires in September 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,200 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In July 2020, the Company requested the licensor to grant the Company an extension for this option agreement. After the Company’s initial request, the Company notified the licensor of exercising the option and request for a licensing agreement. Despite the repeated efforts from the Company, the licensor did not respond. As a result, such option agreement is considered expired.

In September 2019, the Company entered into an Option Agreement (the “September 13, 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for multifunctional oral prosthetic system. The option period commenced on the effective date of this September 13, 2019 Option Agreement and expires in September 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,200 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In July 2020, the Company requested the licensor to grant the Company an extension for this option agreement. After the Company’s initial request, the Company notified the licensor of exercising the option and request for a licensing agreement. Despite the repeated efforts from the Company, the licensor did not respond. As a result, such option agreement is considered expired.

In October 2019, the Company entered into an Option Agreement (the “October 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for arc melted glass piles for structural foundations. The option period commenced on the effective date of this October 2019 Option Agreement and expires in October 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights up to a maximum of $3,500. The Company paid an option fee of $1,500 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In October 2020, the Company entered into an amendment agreement to extend the option period to October 15, 2021. The Company shall pay $1,500 upon exercise of this option no later than October 15, 2021.

Consulting agreements

On January 5, 2020, the Company entered into a twelve-month agreement, effective as of March 13, 2020, with a consultant to serve as a technical science consultant, for $2,500 cash payment and 30,000 shares of the Company’s common stock. This agreement may be terminated without cause by either party in 30 days upon submitting a written notice. These shares had a fair value of $2,250 or $0.075 per share, based on recent private placement sales of common stock and recorded as stock-based consulting.

On February 13, 2020, the Company entered into a six-month agreement with an individual to serve as a chief engineer consultant. The Company will pay the consultant a consulting fee in cash and shares of the Company’s common stock for services to be rendered, to be determined and agreed upon by both parties when services begin.

On May 21, 2020, the Company entered into an amended agreement with an individual related to a six-month consulting agreement dated on August 29, 2019. The consultant will provide business advisory, investor relations, and promotion services in exchange for 3,125 shares of the Company’s common stock per month. The consulting agreement may be renewed or extended for any period as may be agreed by the parties. This agreement may be terminated, without cause by either party, upon submitting 30 days written notice.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2020

(Unaudited)

Note 6 – Related Party Transactions

In January 2020, the Company settled accrued salary owed to its Chief Executive Officer (“CEO”) by issuing 829,721 shares of common stock valued at $94,422, based on recent private placement sales of common stock on the date of grant (see Note 4). Additionally, the CEO forgave accrued salary of $366,530. The Company reduced total accrued salary by $460,952 in connection with the issuance of the 829,721 shares of common stock and recorded contributed capital of $366,530 for the forgiveness of accrued salary.

The Company paid rental fees for personal housing of $9,450 and $9,000 during the nine months ended September 30, 2020 and 2019, respectively, to an affiliated company owned by the CEO of the Company which was recorded as compensation to the CEO and included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Note 7 - Subsequent Events

Subsequent to September 30, 2020, the Company issued an aggregate of 6,250 shares of common stock to a consultant for services rendered with fair value of $744 or an average of approximately $0.12 per share, based on the quoted trading price on the date of grants.

On October 29, 2020, the Company received gross proceeds of $35,010 or approximately $0.08 per share, from the sale of 466,800 shares of the Company’s common stock.

On October 30, 2020, the Company entered into an exclusive licensing agreement with a University for the licensed patents related to the technology for graphene foam coating and deicing (see Note 5). The term of this license shall continue until licensee permanently discontinue the sale of any licensed products or unless terminated pursuant to the terms of this agreement. Licensee may grant written sublicenses to third parties. However, the licensee shall notify the University of the initiation of the license negotiation. Licensee may terminate this agreement by giving at least sixty days written notice to University. The University may terminate this agreement by giving the licensee at least thirty days written notice upon the occurrence of certain events as defined in the agreement.

The Company agreed to pay license issue fee of $5,000 in two separate installments. The first installment of $1,500 shall be made within thirty days of the effective date and the second installment of $3,500 at the first anniversary of the effective date.

Additionally, the Company agreed to pay certain royalty payments as follows:

(i) 5.5% for Net Revenues of licensed products; and

(ii) 5.5% for Net Revenues of licensed processes.

Furthermore, the Company agrees to pay Licensor minimum royalty payments, as follows:

Payment	Year
$2,000	2021
$3,000	2022
$5,000	2023
$10,000	2024 and every year thereafter on the same date, for the life of this License Agreement.

The first minimum royalty payment shall be due on December 31, 2021 for calendar year 2021.

On October 30, 2020, the Company entered into an exclusive licensing agreement with a University for the licensed patents related to the technology for rechargeable battery device (see Note 5). The term of this license shall continue until licensee permanently discontinue the sale of any licensed products or unless terminated pursuant to the terms of this agreement. Licensee may grant written sublicenses to third parties. However, the licensee shall notify the University of the initiation of the license negotiation. Licensee may terminate this agreement by giving at least sixty days written notice to University. The University may terminate this agreement by giving the licensee at least thirty days written notice upon the occurrence of certain events as defined in the agreement.

The Company agreed to pay license issue fee of $5,000 in two separate installments. The first installment of $1,500 shall be made within thirty days of the effective date and the second installment of $3,500 at the first anniversary of the effective date.

Additionally, the Company agreed to pay certain royalty payments as follows:

(i) 5.5% for Net Revenues of licensed products; and

(ii) 5.5% for Net Revenues of licensed processes.

Furthermore, the Company agrees to pay Licensor minimum royalty payments, as follows:

Payment	Year
$2,000	2021
$3,000	2022
$5,000	2023
$10,000	2024 and every year thereafter on the same date, for the life of this License Agreement.

The first minimum royalty payment shall be due on December 31, 2021 for calendar year 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to “Uppercut Brands”, “Company”, “we”, “our” or “us” refer to Uppercut Brands, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our condensed financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

Signet International Holdings, Inc. (the “Company”) was incorporated on February 2, 2005 in accordance with the Laws of the State of Delaware as 51142, Inc. The Company changed its corporate name to Signet International Holdings, Inc. in conjunction with the September 8, 2005 transaction discussed below.

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

Signet Entertainment Corporation was incorporated on October 17, 2003 in accordance with the Laws of the State of Florida.  SIG was formed to establish a television network “The Gaming and Entertainment Network”.  To date, this effort has been incomplete. The Company has abandoned pursuant of any gaming or entertainment operations. The Company’s current principal business plan is to focus in developing advanced technologies, energy solutions and medical devices. By utilizing sub licensing arrangements for the intellectual property licenses, we acquire, our strategy is focused on identifying strategic partners that can develop and market products based on the underlying technologies. We do not claim to have expertise in the various intellectual properties we seek to acquire. Instead, our value is based on our ability to assess technologies and appropriate partners for the commercialization of products and process based on the underlying intellectual property. Research and development of the underly technologies is being performed at major universities in Florida. The development of a commercial products will be conducted by our strategic partners.

On February 28, 2018, the Company redomiciled in the state of Nevada.

In determining whether we will pursue any particular intellectual property we have engaged outside consulting scientists to evaluate the viability of the underlying technology and its commercial viability. We do not have a set metric for determining the viability. We rely solely on the expertise of our consultants. These consultants hold certain expertise in the specific field related to the underlying technology. These include 3 consultants for graphene applications, an engineer in magnetic energy, and two consultants specializing in negotiating terms with universities and public institutions. All consultants have agreed to receive compensation in the form of common stock.

As we approach the fourth quarter of 2020, we are pleased with the progress we have made. We have accomplished each phase of our growth and we have remained consistent with our responsibilities.

Our status as an emerging growth public company is materializing before us. We have engaged a new scientist to support our efforts to help further develop out technologies and interact with the several universities with whom we have option contracts to license certain patents. We hear from other universities on a regular basis that tells us we are welcome to the fraternity of research scientists, engineers, and inventors. We have increased efforts to create more awareness of our presence by engaging a social media specialist who will keep the public informed of all our progress and assist us with shareholders relations. Our team is growing and meeting our needs.

Generally, the option fee ranges from $1,200 to $5,000. We have exercise two of our options related to the graphene technology and battery technology. On October 30, 2020, we have entered into exclusive licensing agreements with the licensor related to the graphene technology and battery technology as described in Note 7 in our unaudited financial statement for the period ended September 30, 2020.

Since all of the technologies we have options to license are trending, unique, and further advanced than any others we know of on the market today, we must maintain our edge and seek constant improvement to stay viable—and we are doing just that.

Because of our efforts, we have our path laid out before us. Last year´s strategy allowed us to take the proper steps to arrive at this juncture. We are now proudly holding ourselves out to the world as a viable and worthy consortium from which multinationals can acquire advanced, patented technology. Although our technologies may necessitate some retooling and possibly an avant-garde approach in implementing, we feel that in considering the alternative technologies presently available, ours is the superior choice.

We have completed these efforts to identify and locate a niche, function, and purpose for all our products. Inasmuch as our products are ‘green’ in nature and innovative in design, we feel these technologies can easily be integrated into daily life to the benefit of all. We all will see great progress and never to look back.

Although our business plan is highly dependent upon our usage of licensed intellectual property described herein, we have yet to secure formal licensing terms. Currently, the Company has non-exclusive options for licenses of various intellectual properties except for the two of our option agreements which are the graphene and battery technology. Five of our options may expire, and we cannot ensure that these options will be renewed. As they are non-exclusive, we also have no way to protect ourselves from other parties utilizing the underlying intellectual property before we exercise our option and move toward commercialization of the underlying technology. We further have not entered into formal negotiations on these five options regarding the terms of a formal licensing agreement, such as, but not limited to, royalty fees, minimum royalties, duration, exclusivity, funding requirements, or limitations on use. This limits our ability to determine the commercial viability of any given technology. However, we believe that we have had and continue to have good working relationships with the institutions owning the intellectual property such that our eventual use of the intellectual property will be formulated in a manner that ensures positive growth for the Company. On October 30, 2020, we have exercised our two options and entered into exclusive licensing agreements with the licensor related to the graphene technology and battery technology as described in Note 7 in our unaudited financial statement for the period ended September 30, 2020.

Plan of Operations

The Company plans to continue to work research and development based on the option to license intellectual properties and to expand our portfolio of intellectual property and products.

As we approach the fourth quarter of 2020, we are pleased with the progress we have made. We have accomplished each phase of our growth and we have remained consistent with our responsibilities.

Our status as an emerging growth public company is materializing before us. We have engaged a new scientist to help further develop out technologies and interact with the several universities with whom we have contracts. We hear from other universities on a regular basis that tells us we are welcome to the fraternity of research scientists, engineers, and inventors. We have increased efforts to create more awareness of our presence by engaging a social media specialist who will keep the public informed of all our progress and assist us with shareholders relations. Our team is growing and meeting our needs.

As a reporting company, we have engaged an SEC legal counsel to guide us through the labyrinth of compliance and the next steps to up-listing. We have also retained our patent counsel to advise and instruct us on strategy and enhancement of our patent rights, protecting us not only domestically but also worldwide.

Since all of our technologies are trending, unique, and further advanced than any others we know of on the market today, we must maintain our edge and seek constant improvement to stay viable—and we are doing just that.

Because of our efforts, we have our path laid out before us. Last year´s strategy allowed us to take the proper steps to arrive at this juncture. We are now proudly holding ourselves out to the world as a viable and worthy consortium from which multinationals can acquire advanced, patented technology. Although our technologies may necessitate some retooling and possibly an avant-garde approach in implementing, we feel that in considering the alternative technologies presently available, ours is the superior choice.

We have completed these efforts to identify and locate a niche, function, and purpose for all our products. Inasmuch as our products are ‘green’ in nature and innovative in design, we feel these technologies can easily be integrated into daily life to the benefit of all. We all will see great progress and never to look back.

We do not currently own or have the right to intellectual property described herein, nor have we developed any products based on said technology. Instead, we have options that provide us limited access to the intellectual property through the option to license. However, we do continue to develop products derived from the intellectual property to be further developed upon securing more formal rights to the intellectual property.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of the date of this report, our business remains open. At this time, we do not foresee any material changes to our operations from COVID-19. While we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if our business must close. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

Revenue:

The Company is in its development stage. For the three and nine months ended September 30, 2020 and 2019, the Company did not have any revenue generating operations, nor did the Company have any related cost of goods sold.

Operating Expenses:

For the three months ended September 30, 2020, the Company had total operating expenses of $41,470 primarily consisting of professional fees of $17,383, consulting fees of $6,054, public company expenses of $3,747, rent expense of $3,811, compensation expense of $3,150, research and development expenses of $1,500, travel and entertainment of $250, and other office expenses of $5,575. For the three months ended September 30, 2019, the Company had total operating expenses of $32,074 primarily consisting of professional fees of $6,300, consulting fees of $11,388, public company expenses of $1,617, rent expense of $3,708, compensation expense of $3,000, research and development expenses of $1,000, travel and entertainment of $2,485, and other office expenses of $2,576.

For the nine months ended September 30, 2020, the Company had total operating expenses of $323,908 primarily consisting of professional fees of $70,390, consulting fees of $203,884, public company expenses of $9,842, lease expense of $11,434, compensation expense of $9,450, research and development expenses of $3,500, travel and entertainment of $3,813, and other office expenses of $11,596. For the nine months ended September 30, 2019, the Company had total operating expenses of $72,741 primarily consisting of professional fees of $8,395, consulting fees of $23,488, public company expenses of $5,028, lease expense of $8,888, compensation expense of $9,000, research and development expenses of $4,500, travel and entertainment of $3,705, and other office expenses of $9,737.

Net Loss:

The Company’s net losses for the three months ended September 30, 2020 and 2019 were $41,470 and $32,074, respectively. The Company’s net losses for the nine months ended September 30, 2020 and 2019 were $323,908 and $72,741, respectively.

Liquidity and Capital Resources

As of September 30, 2020, the Company had total current assets of $126,296, which primarily consisted of cash of $125,914 and prepaid expenses of $382. As of December 31, 2019, the Company had total current assets of $148,293, which primarily consisted of cash of $106,661, prepaid expenses of $16,632 and subscription receivable of $25,000.

As of September 30, 2020, we had a working capital surplus of $87,744 as compared to a working capital deficit of $342,442 as of December 31, 2019. In 2020, the Company reduced total accrued salary by $460,952 to our Chief Executive Officer in connection with the issuance of 829,721 shares of common stock valued at $94,422 and $366,530 of contributed capital from the forgiveness of accrued salaries in January 2020 thereby eliminating the accrued salary due to officer and thereby reduced the working capital deficit.

The Company will have additional capital requirements during calendar year 2020. Currently, the Company does not have any revenue generating business operations, nor does the Company currently have the capital resources required to execute its business strategy. Therefore, the Company will attempt to raise additional capital through the sale of our securities.

The Company cannot assure that we will have sufficient capital to finance our growth and/or business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating losses that are expected to continue for the foreseeable future. During the nine months ended September 30, 2020, we received total proceeds of $126,017 from sale of common stock and collected $25,000 of subscription receivable which were used for working capital purposes. We have incurred legal, accounting, consulting, rent and office expense during our operations.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $323,908 and $131,764, respectively, for the nine months ended September 30, 2020 and had no revenues during the nine months ended September 30, 2020. Additionally, the Company had an accumulated deficit of $7,823,655 at September 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
Net Cash Used in Operating Activities	$(131,764)	$(79,372)
Net Cash Provided by Financing Activities	151,017	63,500
Net Change in Cash	$19,253	$(15,872)

Net Cash Used in Operating Activities:

Net cash used in operating activities was $131,764 and $79,372 for the nine months ended September 30, 2020 and 2019, respectively.

●	During the nine months ended September 30, 2020 cash was used primarily as follows:
o	net loss was $323,908;
o	a decrease in our prepaid expenses and other current asset of $16,250;
o	an increase in our total accounts payable and accrued expenses of $7,574 and;
o	non-cash operating expense of stock issued for services of $168,212.

●	During the nine months ended September 30, 2019 cash was used as follows:
o	net loss was $72,741;
o	an increase in our prepaid expenses and other current asset of $19,866;
o	a decrease in our total accounts payable and accrued expenses of $3,003; and
o	non-cash operating expense of stock issued for services of $16,238.

Net Cash Provided by in Financing Activities:

Net cash provided by financing activities was $151,017 and $63,500 for the nine months ended September 30, 2020 and 2019, respectively.

●	During the nine months ended September 30, 2020, we received proceeds of $126,017 from sale of Company’s common stock and collected $25,000 from subscription receivable.

●	During the nine months ended September 30, 2019, we received proceeds of $68,500 from sale of the Company’s common stock offset by purchase of treasury stock for $5,000.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for calendar year 2020. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

If we are unable to raise the funds required to fund our operations, we will seek alternative financing through other means, such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and consolidated results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the valuation of equity-based instruments issued for other than cash, valuation of right-of-use assets and liabilities and the valuation allowance on deferred tax assets.

Fair value of financial instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees for goods and services, and to employees and directors including employee stock options, restricted stock awards, and employee stock purchases based on estimated fair values,

Determining Fair Value Under ASC 718-10

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards. The Company's determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective January 1, 2019.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

Accounting standards which are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for much more than 12 months. At the date hereof, we have minimal cash at hand. We require additional capital to implement our business and fund our operations.

Since inception we have funded our operations primarily through equity financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund our business by way of equity or debt financing until natural revenues can support the Company. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.

If we are unable to raise capital as needed, we are required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all of your investment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions,

(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and

(3)	a lack of operational controls

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the three months ended September 30, 2020, the Company sold 200,000 shares of common stock, through a private placement, for gross proceeds of $20,000 or $0.10 per share.

2.	During the three months ended September 30, 2020, the Company issued an aggregate of 9,375 shares of its common stock with fair value of $1,500 or $0.16 per share, to a consultant for services rendered.

All unregistered shares were issued pursuant to conversions of promissory notes pursuant to Section 3(a)(9) of the Securities Act of 1933. The underlying notes were issued pursuant to Rule 506(b) of Regulation D of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.
(Name of Registrant)

Date: November 9, 2020	By:	/s/ Ernesto W. Letiziano
Name: Ernesto W. Letiziano
Title: President and Director
Principal Executive Officer
Principal Accounting and Financial Officer