Form 10-K
period 2020-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2021-03-26
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54872

Signet International Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	16-1732674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 Worth Avenue, Suite 316, Palm Beach, Florida 33480

(Address of principal executive offices)

Registrant’s telephone number, including area code: (561) 832-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 30, 2020, the last business day of the Registrant’s most recently completed fiscal year, the market value of our common stock held by non-affiliates was $ $2,496,206 which is based on the closing price of such common equity, as of the last practical business day of the registrant’s most recently completed fiscal year of $0.18.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 22, 2021 was 20,235,982.

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business),, Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.”

i

PART I

Item 1. Business

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

Signet Entertainment Corporation was incorporated on October 17, 2003 in accordance with the Laws of the State of Florida. SIG was formed to establish a television network “The Gaming and Entertainment Network”. To date, this effort has been incomplete. The Company has abandoned pursuant of any gaming or entertainment operations. The Company’s current principal business plan is to focus in developing advanced technologies, energy solutions and medical devices. By utilizing sub licensing arrangements for the intellectual property licenses we acquire, our strategy is focused on identifying strategic partners that can develop and market products based on the underlying technologies. We do not claim to have expertise in the various intellectual properties we seek to acquire. Instead, our value is based on our ability to assess technologies and appropriate partners for the commercialization of products and process based on the underlying intellectual property. Research and development of the underly technologies is being performed at major universities in Florida. The development of a commercial products will be conducted by our strategic partners.

On February 28, 2018, the Company redomiciled in the state of Nevada.

In determining whether we will pursue any particular intellectual property we have engaged outside consulting scientists to evaluate the viability of the underlying technology and its commercial viability. We do not have a set metric for determining the viability. We rely solely on the expertise of our consultants. These consultants hold certain expertise in the specific field related to the underlying technology. These include 3 consultants for graphene applications, an engineer in magnetic energy, and two consultants specializing in negotiating terms with universities and public institutions. All consultants have agreed to receive compensation in the form of common stock. These agreements have expired, but the consultants continue to provide case by case analysis when required.

As we approach the second quarter of 2021, we are pleased with the progress we have made. We have accomplished each phase of our growth and we have remained consistent with our responsibilities.

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

Although our business plan is highly dependent upon our usage of licensed intellectual property described herein, we have we have only exercised two of our options for exclusive licenses to date. Currently, the Company has non-exclusive options for licenses of various intellectual properties. These options may expire, and we cannot ensure that the options will be renewed. As they are non-exclusive, we also have no way to protect ourselves from other parties utilizing the underlying intellectual property before we exercise our option and move toward commercialization of the underlying technology. We further have not entered into formal negotiations regarding the terms of a formal licensing agreement, such as, but not limited to, royalty fees, minimum royalties, duration, exclusivity, funding requirements, or limitations on use. This limits our ability to determine the commercial viability of any given technology. However, we believe that we have had and continue to have good working relationships with the institutions owning the intellectual property such that our eventual use of the intellectual property will be formulated in a manner that ensures positive growth for the Company.

Our Plan

Our plan is to continue to raise awareness of our rights to license patented technologies. Our plan requires that we raise sufficient capital in order to exercise those certain options to secure the licenses. Our model is based on utilizing the expertise of research and development facilities in the Florida university system in order to deploy commercially viable products into the market. We currently are developing our marketing plan and commercial modelling. This process involves press releases, social media, marketing, expanding our contacts with professionals in interrelated fields of study, such as dermatological associations, or aviation, engineering, healthcare or energy related associations, representatives and groups, and increasing and building upon investor relationships in the private and public sectors.

We plan to first file all our required reports with the SEC. Once this is accomplished, we will focus full global attention raising funds to secure our licensing rights in the technologies represented by the various patents. We will attract interest and sell or license rights for the use of our technologies either geographically or industry specific. Anticipating revenue from sale of rights or even licensing is a difficult dynamic to anticipate. However, to offer illustrations of prior transactions accomplished in the past few years of similar or related technologies, attached are abstracts from published postings.

Since we are a public company, we have the advantages of not only raising capital through private placements, debentures, and other financial instruments, but also through entering into various forms of strategic partnerships and joint ventures to be identified.

Should the occasion arise whereby an investor desires to fund prototype building of anyone of our technologies; we would be in a better position to demonstrate that our product works and mass-production ready. At that time, we would be able to consider marketing and distribution opportunities.

WE CURRENTLY DO NOT OWN ANY PATENTS OR HAVE ANY LICENSES FOR USE OF PATENTS. WE HAVE SECURED OPTIONS TO ACQUIRE LICENSES. THE BUSINESS LINES DESCRIBED BELOW ARE HIGHLY DEPENDENT UPON OUR ABILITY TO EXERCISE OUR OPTIONS TO SECURE LICENSURE IN THE TECHNOLOGIES. IN ORDER TO ACQUIRE THE LICENSES, ENGAGE IN PREPARATION AND DEVELOPMENT OF THE COMMERICIALIZATION AND MARKETING OF THE TECHNOLOGIES LISTED BELOW WILL REQUIRE THAT THE COMPANY RAISE SIGNIFICANT AMOUNTS OF CAPITAL.

The terms of our option agreement vary, but are generally described herein having range from $1,200-$5,000 to be paid as consideration for the option right. To exercise the option, we must pay between $3,500 and $5,000.,. Each option is for 1 year, and we renew any expiring options with no consideration. The options are deemed exclusive.

We have not yet begun negotiating the terms of a formal license, including, but not limited to, exclusivity, sublicensing, contribution of university staff and faculty in developing the commercialization of the underlying technology, costs, or rights to improvements on the underlying technology.

Medicine and Bioscience

Our focus in bioscience and sport medicine currently relates to four products under development: Sterilal™ self-sanitizing devices, PASS smart denture mouth guard, a handheld heart attack sensor, and a painless melanoma detection system derived from the patents we currently have options to license. We continue explore other products and methods based on our current work to develop new products and methods in the future.

Sterilal™

On September 11, 2019, we executed a one-year Option Agreement with the University of Florida Research Foundation, Inc. to acquire a license of certain patented technology related to self-sterilizing medical devices. The technology is described as Self-Sterilizing Device Using Plasma Fields. This self-generated plasma field provides for self-sterilization of devices used in medical procedures, drug delivery, consumer products, and food preparation and to surfaces, affording them self-sterilizing properties. The Sterilal™ product is a unique medical sterilization process technology. The self-sterilization technology utilizes plasma energy to provide self-sterilizing properties for medical devices, equipment, and surfaces. The process neutralizes contamination in seconds using a self-generated plasma field, while simultaneously minimizing risk of exposure and offering the highest levels of sterility. In July 2020, the Company entered into an amendment agreement to extend the option period to September 30, 2021 unless sooner terminated by the execution of a license agreement between the parties. All other provision of this option agreement shall remain in full force and effect and unmodified by this amendment.

Developed by researchers at a major Florida university, the Sterilal™ is a sterilization technique that enables medical devices to maintain a constant state of sterilization for fast, economical, and safe reuse or disposal. Built into a device itself, the self-sterilization could potentially apply to numerous medical devices such as scalpels, syringes, and catheters, as well as various surfaces that come into contact with patients and healthcare workers.

The Sterilal™’s self-generated plasma field offers numerous advantages over present methods of sterilization of medical devices. This self-generated plasma field allows self-sterilization of objects, apparatuses, and surfaces. As the field neutralizes contamination in seconds, it allows reuse of devices and equipment, which reduces time, costs, and inventory. The process further eliminates the need for toxic chemicals used in traditional sterilization procedures, reducing potential exposure and related hazards.

Flexible and adaptable, the device-specific technology can be applied to any surface of any shape or size. The plasma field utilizes inexpensive electrodes, insulators, and electro-active components that ensure easy and cost-efficient manufacturing.

The Sterilal™ comes as a response to the CDC’s estimated 76 million illnesses, 325,000 hospitalizations, and 5,200 deaths that occur in the United States each year due to some form of contamination. Once applied, the Sterilal™ can effectively self-sterilize devices used in medical procedures, drug delivery, consumer products, and food preparation affording them with self-sterilizing properties.

Applications

Technique that affords self-sterilizing properties to medical devices as well as equipment or surfaces that require a constant state of sterilization for medical procedures, drug delivery, consumer products, or food preparation equipment

Advantages

●	Neutralizes contamination in seconds using a self-generated plasma field, minimizing risk of exposure and offering the highest levels of sterility

●	Allows reuse of devices and equipment, reducing costs, time, and inventory

●	Utilizes inexpensive electrodes, insulators, and electro-active components, ensuring easy and cost-efficient manufacturing

●	Eliminates the need for toxic chemicals used in traditional sterilization procedures, reducing potential exposure and related hazards

●	Applies to surfaces of various shapes and sizes, providing device-specific flexibility

Technology

This self-generated plasma field allows self-sterilization of objects, apparatuses, and surfaces. Traditionally, plasma discharge involves placing a DC voltage potential across two electrodes. As the voltage potential gradually increases, upon reaching the breakdown voltage VB, the current and the amount of excitation of the neutral gas becomes large enough to produce visible plasma. Dielectric barrier discharge (DBD) involves one dielectric-coated electrode that is typically exposed at the surface to the surrounding atmosphere, while another electrode is embedded inside a layer of insulator. University of Florida researchers have found that with special DBD arrangements, a fast reduction of viable cells by more than four orders of magnitude is possible within a few seconds, even for UV resistant cells. Thus, a self-generating plasma field is able to maintain a constant rate of sterilization when built into medical devices and surfaces.

Inexpensive, Rapid, Painless Melanoma Detection by Skin Odors to Identify Malignancy Without Biopsy

In August 2019, we executed a one-year Option Agreement with the University of Florida Research Foundation, Inc. to acquire a license for certain patented technology related to non-invasive melanoma detection. This inexpensive detection of the presence of melanoma is real-time and uses vapor samples, enabling inexpensive and painless diagnoses. Melanoma is the deadliest form of skin cancer: Each year, an estimated 10,000 deaths occur from the disease, and 75,000 new cases are diagnosed. Detects biomarkers specific to melanoma increasing accuracy of diagnosis. The device operates in real-time, eliminating delay. Uses vapor or other sample, making diagnosis non-invasive and painless. These methods of detecting forms of cancer, such as melanoma, analyze the chemical compounds present in a sample of air surrounding potentially cancerous tissue, without a need for prior excision of the tissue. The advantage the system is that it is portable, non-invasive detection of biomarkers specific to melanoma.

Technology

These methods of detecting forms of cancer, such as melanoma, analyze the chemical compounds present in a sample of air surrounding potentially cancerous tissue, without a need for prior excision of the tissue. These methods include the chemical analysis of the sample by mass spectrometry, liquid chromatography, gas chromatography, ion mobility spectrometry, or high-field asymmetric waveform ion mobility spectrometry. If a mole appears suspicious, a doctor can aspirate a sample of air over it. Analyzing the gas through ambient ionization and separation methods provides a spectrum of the gas specimen. In real-time, a direct analysis determines if the biomarkers for melanoma are present. This eliminates the need for the widely used “wait-and-watch” approach, as well as the need to biopsy every suspicious-looking mole, allowing more focused biopsy procedures.

The Company paid an option fee of $1,200 in August 2019. In August 2020, the Company entered into an amendment agreement to extend the option period to August 31, 2021 unless sooner terminated by the execution of a license agreement between the parties. All other provision of this option agreement shall remain in full force and effect and unmodified by this amendment.

Battery Technology

In March 2019, we executed a one-year Option Agreement with Florida International University to acquire a license for certain patented technology related to rapid battery charging systems. InCharge™ is a patented, compact magnetic-based energy source that not only produces energy but charges itself. As a new energy source, InCharge™ holds promise to revolutionize the global energy market, along with other energy-based applications.

On October 30, 2020, (the “Effective Date”) the Company entered into an exclusive licensing agreement with a University for the licensed patents related to the technology for rechargeable battery device. The term of this license shall continue until licensee permanently discontinue the sale of any licensed products or unless terminated pursuant to the terms of this agreement. Licensee may grant written sublicenses to third parties. However, the licensee shall notify the University of the initiation of the license negotiation. Licensee may terminate this agreement by giving at least sixty days written notice to University. The University may terminate this agreement by giving the licensee at least thirty days written notice upon the occurrence of certain events as defined in the agreement.

The Company agreed to pay license issue fee of $5,000 in two separate installments. The first installment of $1,418 shall be made within thirty days of the Effective Date and the second installment of $3,582 at the first anniversary of the effective date. The Company paid the $1,418 first installment in November 2020.

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

InCharge™ is revolutionary technology. It is a new type of battery, not an attachment. The device produces energy and it recharges virtually instantly. It offers a large number of cycles, a long storage time, as well as being compact in size. It will actually replace slow, rechargeable batteries.

The InCharge™ magnetic-based battery device provides energy yielding a large number of cycles with a long storage time. The patents for InCharge™ also demonstrate the operation of an instantly rechargeable device using a laboratory prototype.

We are currently determining whether we are financially capable of exercising our option, or if we will extend the option for another term.

Graphene

In November 2018, we executed a six-month Option Agreement with Florida International University to acquire a license of patented technology related to the application of graphene in de-icing planes. The option has expired, but we are in continued negotiations with the University. We are developing applications for a unique de-icing application of graphene for use in the airline industry, having intimate knowledge and understanding of the underlying technology, such that once a license is secured, the Company can immediately begin processes to begin commercialization. The new deicing application for aircraft will be enhanced by graphene, the revolutionary carbon-based nanotechnology. The 3D graphene foam−polymer composite can deice aircraft with superior deicing efficiency. The patent on the new material is pending. In October 2020, the Company entered into an exclusive licensing agreement with this licensor.

The Company has executed an Exclusive Distributor Agreement with Jarada, Inc. Ltd (“Jarada”) of Seoul Korea The Agreement appoints Jarada an exclusive South Korean territorial distribution rights to all of the Company’s Graphene products that will be developed and made available for worldwide commercialization. The Company shall pay Jarada 15% commission on all sales made by Jarada of the Company’s Graphene products. The term of this agreement is for two years from the date of execution and shall automatically renewed unless either party provides notice of termination.

The material is a highly conductive multifunctional 3D graphene foam−PDMS polymer composite, or 3D GrF for short, with high-efficiency current-induced deicing capabilities. 3D GrF is a significant technological innovation in aviation deicing. The 3D graphene-polymer composite provides electrical current-induced heating and deicing capabilities for aircraft and has demonstrated impressive thermal stability to 100 electrical loading−unloading cycles. Its application is intended to serve both the public and private sectors.

FIU’s Department of Mechanical and Materials Engineering successfully fabricated and submitted a patent application for the 3D GrF at their Plasma Forming Laboratory in Miami, Florida, in 2017.

Graphene’s high electrical and thermal conductivity, in combination with its extremely low density, provides an intrinsic uniform electrical and thermal transport path resulting in a lightweight composite with enhanced multifunctional (electrical, thermal, and mechanical) properties to serve as active deicing components on aircraft structures. Applications of 3D GrF serve as lightweight coatings and free-standing components with heating abilities in structures operating at extremely low temperatures. The coating also increases the tensile strength of the aircraft.

The innovative 3D GrF deicing technology comes at a time when the aircraft deicing market is expected to experience remarkable growth in the coming years. Its development is poised to enter a $1.30 billion deicing market that is presently limited by excessive costs and toxic waste. Nations across the Northern Hemisphere such as Canada, U.S., Russia, China, U.K, Germany, Poland, France, Finland, Norway, Switzerland, and Japan among many others, are all expected to witness an upsurge in demand of aircraft deicing systems.

The need for deicing technology has never been greater. Adhesion of ice to the surfaces of aircraft operating in critically low-temperature conditions and inclement weather severely compromises an aircraft’s aerodynamic performance. Airport deicing operations are necessitated and performed for safety of passengers and crews, as well as to preserve the structural integrity of aircrafts. The deicing operations are time consuming, causing extensive flight delays for travelers and a heavy financial burden for the airline industry.

Current efforts to reduce and mitigate the ice formation in aircraft surfaces include the dispersion of chemicals, mechanical removal, and electrical heating of surfaces have inherent limitations. Besides the excessive costs and time of deicing each aircraft individually, toxic chemicals pose environmentally hazardous runoff. The chemical runoff is so hazardous, efforts to contain, cleanup and even recycle the toxic ‘spills’ after each deicing has become necessary, which adds to the excessive costs. As for electrical heating systems, though they have proven suitable for deicing, when implemented, the current-induced heating system results in high power consumption, and therefore, higher costs.

As industry forecasts point to excessive demand and need for improved deicing technology, FIU’s Mechanical and Materials Engineering’s 3D GrF applications provide superior deicing efficiency with the added benefit of increasing the tensile strength of the aircraft. The results are not only cost effective, but more environmentally friendly. Signet is well-positioned to further the development and commercialization of this extraordinary new deicing product enhanced by the use of graphene, the revolutionary carbon-based nanotechnology.

On October 30, 2020, the (“Effective Date”) the Company entered into an exclusive licensing agreement with a University for the licensed patents related to the technology for graphene foam coating and deicing. The term of this license shall continue until licensee permanently discontinue the sale of any licensed products or unless terminated pursuant to the terms of this agreement. Licensee may grant written sublicenses to third parties. However, the licensee shall notify the University of the initiation of the license negotiation. Licensee may terminate this agreement by giving at least sixty days written notice to University. The University may terminate this agreement by giving the licensee at least thirty days written notice upon the occurrence of certain events as defined in the agreement.

The Company agreed to pay license issue fee of $5,000 in two separate installments. The first installment of $1,500 shall be made within thirty days of the Effective Date and the second installment of $3,500 at the first anniversary of the effective date. The Company paid the $1,500 first installment in November 2020.

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

On October 30, 2020, the (“Effective Date”) the Company entered into an exclusive licensing agreement with a University for the licensed patents related to the technology for rechargeable battery device. The term of this license shall continue until licensee permanently discontinue the sale of any licensed products or unless terminated pursuant to the terms of this agreement. Licensee may grant written sublicenses to third parties. However, the licensee shall notify the University of the initiation of the license negotiation. Licensee may terminate this agreement by giving at least sixty days written notice to University. The University may terminate this agreement by giving the licensee at least thirty days written notice upon the occurrence of certain events as defined in the agreement.

The Company agreed to pay license issue fee of $5,000 in two separate installments. The first installment of $1,418 shall be made within thirty days of the Effective Date and the second installment of $3,582 at the first anniversary of the effective date. The Company paid the $1,418 first installment in November 2020.

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

Arc Melted Glass Piles

On October 8, 2019, we executed a one-year Option Agreement with the University of South Florida Research Foundation, Inc. to acquire a license of certain patented technology described as Arc Melted Glass Piles of Structural Foundations Glass created by Arc melting process producing a compressive glass in pilings. This technology has proven critical advantages, such as increased strength yielding a SKI of 36- concrete yields 4KSI. More cost effective proving at least a 40% savings. Because of the large compressive strength of glass, the required thickness can be significantly reduced requiring smaller boreholes. Soil from the borehole can be mixed with raw material additives of sodium carbonate (soda ash) and fluxing agents, most readily available at the site. The specific advantage of using glass as a piling material is that is has the potential to provide higher strength at a very low cost that parallels less demand on our natural environment. The Company paid an option fee of $1,500 in October 2019. In October 2020, the Company entered into an amendment agreement to extend the option period to October 15, 2021. Upon exercise of this option, the Company shall pay $1,500 no later than October 15, 2021.

Intellectual Property

We do not currently hold any intellectual property.

Government Regulation

Currently, the Company is not subject to any specific governmental regulation. However, as we begin to develop our applications for commercial use, we may be subject to federal and/or state approval for the products and uses. We may require approvals, permits, or licenses issued by governmental agencies such as the US Food and Drug Administration and the Federal Aviation Administration. Regarding products, methods, and uses that do not require approvals from governmental bodies, we may be subject to liabilities related to the messaging from the Federal Communication Commission and the Federal Trade Commission.

Employees

As of the date of this filing we currently have no employees, except our executive team, which consists of 1 person.

Key Consultants

The Company does not currently have any key consultants under contract. The Company is working with professionals, such as lawyers and accountants and brokers as needed.

Available Information

Our website is located at www.signetinternationalholdings.com. We will make available on our website, free of charge, copies of our annual reports on Form 10- K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as applicable and as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission. Our website and the information contained therein or connected thereto are not intended to be incorporated into this registration statement.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Risk Factors

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting and therefore are not required to provide the information requested by this item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: SIGN) for the end each quarter for the years ended December 31, 2020 and 2019 were as follows:

Quarter Ended	High	Low
March 31, 2019	0.90	0.55
June 30, 2019	0.3877	0.3877
September 31, 2019	0.51	0.35
December 31, 2019	0.29	0.2856
March 31, 2020	0.20	0.20
June 30, 2020	0.18	0.18
September 31, 2020	0.65	0.65
December 31, 2020	0.20	0.20

Please note that our stock is thinly traded and this table is not indicative of actual market values of our common stock.

Holders of our Common Stock

As of March 18, 2021, there were approximately 569 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Olde Monmouth Stock Transfer Co., Inc.

Dividend Policy

We have never paid dividends on our Common Stock and intend to continue this policy for the foreseeable future. We plan to retain earnings for use in growing our business base. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent on our results of operations, financial condition, contractual and legal restrictions and any other factors deemed by the management and the Board to be a priority requirement of the business.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not adopted an equity compensation plan.

Unregistered Sales of Equity Securities

Between January 2020 and March 2020, the Company issued an aggregate of 981,500 shares at an average price of $0.108 per share pursuant to Rule 506(b) of Regulation D of the Securities Act.

Between January 2020 and March 2020, the Company issued an aggregate of 1,453,478 shares for services rendered at an average price of $0.113 per share.

In January 2020, the Company issued 829,721 shares to our CEO for services rendered at $0.11 per share.

In April 2020, the Company issued 3,125 shares for services rendered at $0.15 per share.

In May 2020, the Company issued 3,125 shares for services rendered at $0.24 per share.

In June 2020, the Company issued 3,125 shares for services rendered at $0.19 per share.

In July 2020, the Company issued 3,125 shares for services rendered at $0.18 per share.

In August 2020, the Company issued 3,125 shares for services rendered at $0.15 per share.

In August 2020, the Company issued 200,000 at $0.10 per share pursuant to Rule 506(b) of Regulation D of the Securities Act.

In September 2020, the Company issued 3,125 shares for services rendered at $0.15 per share.

In October 2020, the Company issued 3,125 shares for services rendered at $0.06 per share.

In October 2020, the Company issued 466,800 at $0.75 per share pursuant to Rule 506(b) of Regulation D of the Securities Act.

In November 2020, the Company issued 3,125 shares for services rendered at $0.18 per share.

In December 2020, the Company issued 3,125 shares for services rendered at $0.17 per share.

In January 2021, the Company issued 20,000 shares at $0.15 per share pursuant to Rule 506(b) of Regulation D of the Securities Act.

In February 2021, the Company issued 150,000 shares at $0.075 per share pursuant to Rule 506(b) of Regulation D of the Securities Act.

In March 20201, the Company issued 2,000 shares for services rendered at $0.20 per share.

In March 2021, the Company issued 150,000 shares at $0.075 per share pursuant to Rule 506(b) of Regulation D of the Securities Act.

Unless otherwise indicated. All shares were issued pursuant to Section 4(a)(2) of the Securities Act.

Repurchases of Equity Securities

We repurchased no shares of our Common Stock during the year ended December 31, 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Generally, the option fee ranges from $1,200 to $5,000. We have exercise two of our options related to the graphene technology and battery technology. On October 30, 2020, we have entered into exclusive licensing agreements with the licensor related to the graphene technology and battery technology as described in Note 6 in our consolidated financial statement for the year ended December 31, 2020.

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

We have completed these efforts to identify and locate a niche, function, and purpose for all our potential products. Inasmuch as our potential products are ‘green’ in nature and innovative in design, we feel these technologies can easily be integrated into daily life to the benefit of all. We all will see great progress and never to look back.

Although our business plan is highly dependent upon our usage of licensed intellectual property described herein, we have only secured 2 exclusive licenses through exercise of our options. Currently, the Company has non-exclusive options for licenses of various intellectual properties except for the two of our option agreements which are the graphene and battery technology. Five of our options may expire, and we cannot ensure that these options will be renewed. As they are non-exclusive, we also have no way to protect ourselves from other parties utilizing the underlying intellectual property before we exercise our option and move toward commercialization of the underlying technology. We further have not entered into formal negotiations on these five options regarding the terms of a formal licensing agreement, such as, but not limited to, royalty fees, minimum royalties, duration, exclusivity, funding requirements, or limitations on use. This limits our ability to determine the commercial viability of any given technology. However, we believe that we have had and continue to have good working relationships with the institutions owning the intellectual property such that our eventual use of the intellectual property will be formulated in a manner that ensures positive growth for the Company. On October 30, 2020, we have exercised our two options and entered into exclusive licensing agreements with the licensor related to the graphene technology and battery technology as described in Note 6 in our consolidated financial statement for the year ended December 31, 2020.

Plan of Operations

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

We currently own exclusive licensing agreement rights to two of our technologies; graphene and battery technology. We have not developed any products based on said technology. Instead, we have options that provide us exclusive limited access to the intellectual properties through the option to license.

We have executed an Exclusive Distributor Agreement with Jarada, Inc. Ltd (“Jarada”) of Seoul Korea The Agreement appoints Jarada an exclusive South Korean territorial distribution rights to all of our Graphene products that will be developed and made available for worldwide commercialization. We shall pay Jarada 15% commission on all sales made by Jarada of our Graphene products. The term of this agreement is for two years from the date of execution and shall automatically renewed unless either party provides notice of termination.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. We are monitoring this closely. Although we have had occasion to travel overseas for meetings, expos, and demonstrations, we experienced similar restrictions. The outcome of our business meeting is indeterminate. However, we continue to maintain a dialogue with our European counterparts. Our operations have not been affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of the date of this report, our business remains open. At this time, we do not foresee any material changes to our operations from COVID-19. While we do not anticipate an impact on our operations, we cannot estimate the duration of the pandemic and potential impact on our business if our business must close. In addition, a severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Results of Operations

For the Years Ended December 31, 2020 and 2019

Revenue:

The Company is in its development stage. For the years ended December 31, 2020 and 2019, the Company did not have any revenue generating operations, nor did the Company have any related cost of goods sold.

Operating Expenses:

The Company’s operating losses for the years ended December 31, 2020 and 2019 were $354,777 and $114,025, respectively, an increase of $240,752 or 211%. For the year ended December 31, 2020, the Company had total operating expenses of $354,777 primarily consisting of professional fees of $78,859, consulting fees of $208,029, public company expenses of $13,107, lease expense of $15,245, compensation expense of $16,072, research and development expenses of $6,000, travel and entertainment of $4,482, and other office expenses of $13,892. For the year ended December 31, 2019, the Company had total operating expenses of $114,025 primarily consisting of professional fees of $13,400, consulting fees of $41,735, public company expenses of $7,048, rent expense of $14,276, compensation expense of $13,150, research and development expenses of $6,500, travel and entertainment of $5,004, and other office expenses of $12,912. The increase in operating expenses is primarily attributable to increase in stock-based consulting fees of $166,294 and increase professional fees of $65,459 related to accounting and legal services rendered for our public company filings.

Net Loss:

The Company’s net losses for the years ended December 31, 2020 and 2019 were $354,777 and $114,750, respectively.

Liquidity and Capital Resources

As of December 31, 2020, the Company had total current assets of $123,875, which primarily consisted of cash of $123,493 and prepaid expenses of $382. As of December 31, 2019, the Company had total current assets of $148,293, which primarily consisted of cash of $106,661, prepaid expenses of $16,632 and subscription receivable of $25,000.

As of December 31, 2020, we had a working capital surplus of $92,781 as compared to a working capital deficit of $342,442 as of December 31, 2019. In 2020, the Company reduced total accrued salary by $460,952 to our Chief Executive Officer in connection with the issuance of 829,721 shares of common stock valued at $94,422 and $366,530 of contributed capital from the forgiveness of accrued salaries in January 2020 thereby eliminating the accrued salary due to officer and thereby reduced the working capital deficit.

The Company will have additional capital requirements during calendar year 2021. Currently, the Company does not have any revenue generating business operations, nor does the Company currently have the capital resources required to execute its business strategy. Therefore, the Company will attempt to raise additional capital through the sale of our securities.

The Company cannot assure that we will have sufficient capital to finance our growth and/or business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating losses that are expected to continue for the foreseeable future. During the year ended December 31, 2020, we received total proceeds of $161,028 from sale of common stock and collected $25,000 of subscription receivable which were used for working capital purposes. We have incurred legal, accounting, consulting, rent and office expense during our operations.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $354,777 and $169,196, respectively, for the year ended December 31, 2020 and had no revenues during the year ended December 31, 2020. Additionally, the Company had an accumulated deficit of $7,854,524 at December 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Years Ended December 31,
	2020	2019
Net Cash Used in Operating Activities	$(169,196)	$(109,620)
Net Cash Provided by Financing Activities	186,028	167,556
Net Change in Cash	$16,832	$57,936

Net Cash Used in Operating Activities:

Net cash used in operating activities was $169,196 and $109,620 for the years ended December 31, 2020 and 2019, respectively.

●	During the year ended December 31, 2020 cash was used primarily as follows:

○	net loss was $354,777;

○	a decrease in our prepaid expenses and other current asset of $16,250;

○	a decrease in our total accounts payable and accrued expenses of $306 and;

○	non-cash operating expense of stock issued for services of $169,493.

●	During the year ended December 31, 2019 cash was used as follows:

○	net loss was $114,750;

○	an increase in our prepaid expenses of approximately $16,250;

○	an increase in our total accounts payable and accrued expenses of $2,340; and

○	non-cash operating expense of stock issued for services of $18,618 and deferred rent of $422.

Net Cash Provided by in Financing Activities:

Net cash provided by financing activities was $186,028 and $167,556 for the years ended December 31, 2020 and 2019, respectively.

●	During the year ended December 31, 2020, we received proceeds of $161,028 from sale of Company’s common stock and collected $25,000 from subscription receivable.

●	During the year ended December 31, 2019, we received proceeds of $172,556 from sale of the Company’s common stock offset by purchase of treasury stock for $5,000.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for calendar year 2021. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees for goods and services, and to employees and directors including employee stock options, restricted stock awards, and employee stock purchases based on estimated fair values,

Determining Fair Value Under ASC 718-10

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

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

Contractual Obligations

Not required of smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-16 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. 3As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “internal control over financial reporting”, as defined under Rule 13a-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. Based upon the evaluation of the internal control over financial reporting at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were not effective as a result of continuing weaknesses principally due to the following:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

-	Outside counsel assists the Company in the external attorneys to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

At such time as the Company raises additional working capital it plans to add staff, initiate training, add additional subject matter expertise in its finance area so that it may improve it processes, policies, procedures, and documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position	Position Held Since
Ernest W. Letiziano	80	Director/President	2005

Our bylaws provide that the number of directors shall be nine (9) or less. Our bylaws also provide that directors may be removed with or without cause by the holders of a majority of the shares then entitled to vote at an election of directors. Furthermore, any vacancy on our board of directors, however occurring, including a vacancy resulting from an increase in the size of our board, may only be filled by the affirmative vote of a majority of our directors then in office even if less than a quorum. Any director so chosen shall hold office until the next annual election and until their successor(s) are duly elected and shall qualify, unless sooner replaced. The classification of directors, together with the limitations on removal of directors and treatment of vacancies, has the effect of making it more difficult for stockholders to change the composition of our board of directors. Our executive officers are elected by the board of directors and their terms of office are at the discretion of the board of directors, subject to terms and conditions of their respective employment agreements, if any. Pursuant to our amended bylaws we have indemnified our officers and directors to the fullest extent allowed under Nevada law.

Ernest W. Letiziano Chief Executive Officer, the Board of Directors as of July 8, 2005. Mr. Letiziano has 40 years of experience in finance, business and sports and entertainment. After serving his internship with Haskins & Sells, CPA’s, Mr. Letiziano sat for his CPA Certificate in Pennsylvania. In 1964 he received his Registered Municipal Accountant’s Certificate to practice in New York, New Jersey, and Pennsylvania. He was employed with Haskins and Sells from 1962-1969. Letiziano attended Pennsylvania State University, where he majored in accounting and economics. From 1970-1972, he co-owned an accounting practice in Reading, PA. From 1992 to 1997, Mr. Letiziano has been self-employed as an international monetarist facilitating financial transactions for his clients. From 1988 to 1993, Mr. Letiziano was CEO of Ringside International Broadcasting Corporation, (NASDAQ symbol: RIBC). The company enjoyed over 4 years of success in sports and entertainment TV programming. RIBC captured 98% of the TV markets; in excess of 66 million TV households in the United States. RIBC boxing shows also aired in eight foreign countries. The company was sold in 1993 to a Houston based company. Mr. Letiziano co-owned Classic Motor Car Company, an automobile-manufacturer 1973-1976. From 1977 to 1982 he was Vice President of First Florida Utilities, Inc., a five-state utility public company (NASDAQ symbol SFFL). In 1982, Mr. Letiziano founded, Ringside Events, Inc., a promotional boxing enterprise. He has held commission licenses worldwide and promoted and produced over 150 major events internationally. Mr. Letiziano dedicates 100% of his professional time to the Company and has for the past 5 years.

Family Relationships

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders, if management deems it advisable to hold an annual meeting of shareholders and holds office for a term of one (1) year, or until his successor is elected and qualified.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of the following occurred with respect to a present or former director, executive officer or promoter of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees

As of the date of this Annual Report, the Company’s board of directors does not have any committees.

The Board of Directors does not currently have a formal nominating committee as we are deemed a “controlled company” in that our CEO and Chairman, Ernesto Letiziano holds greater than 50% voting control. As such, nominations of additional board members or nominees for shareholder election are set forth by Mr. Letiziano. Mr. Letiziano will consider shareholder nomination. However, there are currently no formal standards for accepting or rejecting such nominations.

The Board of Directors does not currently have a formal auditing committee nor a member of the board that is a “audit committee financial expert” as defined by Item 507(d)(5).

Code of Ethics

We do not currently have a code of ethic that applies to any member of the Board of Directors or our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2020 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)[1]	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensa- tion Earnings (US$) (h)	All Other Compen- sation (US$) (i)	Total (US$) (j)
Ernesto W. Letiziano	2020	0	0	0	0	0	0	$16,072	16,072
President	2019	0	0	0	0	0	0	$12,000	$12,000
Director

Mr. Letiziano receives reimbursements for his apartment as compensation for his services as represented by “All Other Compensation” above. The monthly rent due is approximately $1,000.

Mr. Letiziano had accrued compensation as officer of $460,952. $94,422 was exchanged for 829,721 shares of common stock on January 24, 2020. The balance of $366,530 was forgiven by Mr. Letiziano and charged against additional paid in capital.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company becomes cash flow positive.

This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit-sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our Directors do not receive compensation for sitting on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name	# of Shares Beneficially Owned	Percentage of Class[1]	Total Voting Rights
Ernesto W. Letiziano – Common	2,638,641	13.72%	2.39%
Ernesto W. Letiziano – Series A Super Voting Convertible Preferred	5,000,000	100.00%	72.22%
All officers and directors as a group			74.61%
Marc S. Ornoff	1,533,200	7.97%	3.07%
Moises Obadia	1,000,000	5.20%	2.00%
Thomas Donaldson	1,196,329	6.22%	2.39%

ALL BENEFICIAL OWNERS AS A GROUP			82.07%

1)	Series A Super Voting Convertible Preferred Shares have ten (10) votes per share.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Tom Donaldson has agreed that upon the ability to cover costs related to director and officer insurance, he would be willing to be appointed President of the Company. Until such time, Mr. Donaldson has no formal relationship with the Company.

Transactions with Related Persons

None.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.”

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by Salberg & Company, P.A., the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-QT) are reported below.

The total fees charged by Salberg & Company, P.A. in 2020 and 2019 aggregated $31,400 and $21,968, respectively, which includes fees for the 2020 and 2019 audited financial statements and review of the quarterly financial statements.

	Audit	Taxes	Filings	Oher	Total
2020	$31,400	$-	$-	$-	$31,400
2019	$21,968	$-	$-	$-	$21,968

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.	Herein

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

Signet International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Signet International Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Signet International Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $354,777 and $169,196, respectively, in 2020, has no revenue in 2020 or 2019 and has an accumulated deficit of $7,854,524 at December 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2019.

Boca Raton, Florida

March 26, 2021

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$123,493	$106,661
Prepaid expenses and other current assets	382	16,632
Subscription receivable	-	25,000

Total Current Assets	123,875	148,293

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	25,277	35,811

TOTAL ASSETS	$149,152	$184,104

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$19,087	$19,393
Accrued officer salary	-	460,952
Operating lease obligation - current portion	12,007	10,390

Total Current Liabilities	31,094	490,735

LONG-TERM LIABILITIES:
Operating lease obligation - long-term portion	13,836	25,843

Total Liabilities	44,930	516,578

Commitments and Contingencies (see Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A Convertible Preferred stock ($0.001 Par Value; 5,000,000 Shares Designated; 5,000,000 issued and outstanding)	5,000	5,000
Common stock, $0.001 par value: 100,000,000 shares authorized; 19,913,982 and 15,954,358 shares issued and outstanding at December 31, 2020 and 2019, respectively	19,914	15,954
Additional paid in capital	7,933,832	7,146,319
Accumulated deficit	(7,854,524)	(7,499,747)

Total Stockholders’ Equity (Deficit)	104,222	(332,474)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$149,152	$184,104

See accompanying notes to consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended

	December 31,
	2020	2019

NET REVENUES	$-	$-

OPERATING EXPENSES:
Professional and consulting fees	286,888	55,135
General and administrative	67,889	58,890

Total Operating Expenses	354,777	114,025

LOSS FROM OPERATIONS	(354,777)	(114,025)

Other expense:
Loss from foreign currency transactions	-	(725)

Total Other Expense	-	(725)

LOSS BEFORE PROVISION FOR INCOME TAXES	(354,777)	(114,750)

Provision for income taxes	-	-

NET LOSS	$(354,777)	$(114,750)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	19,156,542	13,386,159

See accompanying notes to consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2020 and 2019

							Total
	Preferred Stock - Series A		Common Stock		Additional		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2018	5,000,000	$5,000	12,819,738	$12,820	$6,477,319	$(7,384,997)	$(889,858)

Sale of common stock for cash and subscription receivable	-	-	3,060,200	3,060	194,496	-	197,556

Issuance of common stock for accrued salaries	-	-	921,920	922	45,174	-	46,096

Issuance of common stock for services	-	-	173,500	173	18,445	-	18,618

Contributed capital by an officer through forgiveness of accrued salaries	-	-	-	-	414,864	-	414,864

Purchase and cancellation of common stock	-	-	(1,000,000)	(1,000)	(4,000)	-	(5,000)

Return and cancellation of common stock	-	-	(21,000)	(21)	21	-	-

Net Loss	-	-	-	-	-	(114,750)	(114,750)

Balance, December 31, 2019	5,000,000	$5,000	15,954,358	$15,954	$7,146,319	$(7,499,747)	$(332,474)

Sale of common stock for cash	-	-	1,648,300	1,650	159,378	-	161,028

Issuance of common stock for accrued salaries	-	-	829,721	830	93,592	-	94,422

Issuance of common stock for services	-	-	1,481,603	1,480	168,013	-	169,493

Contributed capital by an officer through forgiveness of accrued salaries	-	-	-	-	366,530	-	366,530

Net Loss	-	-	-	-	-	(354,777)	(354,777)

Balance, December 31, 2020	5,000,000	$5,000	19,913,982	$19,914	$7,933,832	$(7,854,524)	$104,222

See accompanying notes to consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended

	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(354,777)	$(114,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	169,493	18,618
Rent expense	144	422
Change in operating assets and liabilities:
Prepaid expenses and other current assets	16,250	(16,250)
Accounts payable and accrued expenses	(306)	2,340

NET CASH USED IN OPERATING ACTIVITIES	(169,196)	(109,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	161,028	172,556
Purchase and cancellation of common stock	-	(5,000)
Collection of subscription receivable	25,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	186,028	167,556

NET CHANGE IN CASH	16,832	57,936

CASH, beginning of year	106,661	48,725

CASH, end of year	$123,493	$106,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued salaries	$94,422	$46,096
Contributed capital by an officer through forgiveness of accrued salary	$366,530	$414,864
Common stock issued for subscription receivable	$-	$25,000
Operating lease right-of-use asset and operating lease liability recorded on adoption of ASC 842	$-	$45,645

See accompanying notes to consolidated financial statements.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 1 - Organization and Description of Business

Signet International Holdings, Inc. (the “Company”) was incorporated in the State of Delaware and redomiciled in Nevada in February 2018. The Company’s current principal business plan is to focus in developing advanced technologies, energy solutions and medical devices. The Company has no operating history as of yet.

Note 2 - Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $354,777 and $169,196 respectively, for the year ended December 31, 2020 and has no revenues in 2020 or 2019. Additionally, the Company had an accumulated deficit of $7,854,524 as of December 31, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. Currently, management is seeking capital to implement its business plan. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. Although the Company has had occasion to travel overseas for meetings, expos, and demonstrations, the Company experienced similar restrictions. The outcome of the Company’s business meeting is indeterminate. However, the Company continues to maintain a dialogue with its European counterparts. The Company’s operations have not been affected by the COVID-19 outbreak to date, however, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of the date of this report, the Company’s business remains open. At this time, the Company does not foresee any material changes to its operations from COVID-19. While the Company does not anticipate an impact on its operations, the Company cannot estimate the duration of the pandemic and potential impact on its business if the Company’s business must close. In addition, a severe or prolonged economic downturn could result in a variety of risks to its business, including weakened demand for the Company’s products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations.

Note 3 - Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its three wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. All wholly-owned subsidiaries were inactive subsidiaries at December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020.

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

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of December 31, 2020 and 2019. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2020, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

Property

Property is carried at cost which made up of office equipment. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The Company shall capitalize cost of property over $1,500.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to non-employees for goods and services, and to employees and directors including employee stock options, restricted stock awards, and employee stock purchases based on estimated fair values.

Determining Fair Value Under ASC 718-10

The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards. The Company’s determination of fair value using an option-pricing model is affected by the stock price as well as assumptions regarding the number of highly subjective variables.

The Company estimates volatility based upon the historical stock price of the Company and estimates the expected term for employee stock options using the simplified method for employees and directors and the contractual term for non-employees. The risk-free rate is determined based upon the prevailing rate of United States Treasury securities with similar maturities.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At December 31, 2020 and 2019, the Company had 50,000,000 potentially dilutive securities outstanding related to Series A Convertible Preferred Stock for both periods (see Note 4). Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Note 4 - Stockholders’ Deficit

The authorized capital stock consists of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock.

Preferred stock

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

On March 14, 2007, the Company formally designated a series of Super Voting Convertible Preferred Stock (the “Series A Super Voting Preferred Stock”) of the Company’s 50,000,000 authorized shares of the capital preferred stock of the Corporation. The designated Series A Super Voting Convertible Preferred Stock, consists of 5,000,000 shares, par value $.001 per share, which shall have the following preferences, powers, designations and other special rights:

Voting and conversion:	Holders of the Series A Super Voting Convertible Preferred Stock shall have ten votes per share held on all matters submitted to the shareholders of the Company for a vote thereon. Each holder of these shares shall have the option to appoint two additional members to the Board of Directors. Each share shall be convertible into ten (10) shares of common stock. The Company may redeem at $0.10 per share with 30 days’ notice.

Dividends:	The holders of Series A Super Voting Convertible Preferred Stock shall be entitled to receive dividends or distributions on a pro rata basis with the holders of common stock when and if declared by the Board of Directors of the Company. Dividends shall not be cumulative. No dividends or distributions shall be declared or paid or set apart for payment on the Common Stock in any calendar year unless dividends or distributions on the Series A Preferred Stock for such calendar year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest.

Liquidation Preference:	Upon the liquidation, dissolution and winding up of the Company, whether voluntary or involuntary, the holders of the Series A Super Voting Convertible Preferred Stock then outstanding shall be entitled to, on a pro-rata basis with the holders of common stock, distributions of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders.

There were 5,000,000 shares of Series A preferred stock issued and outstanding as of December 31, 2020 and 2019.

Common stock

During the year ended December 31, 2019:

During fiscal year 2019, the Company received total gross proceeds of $172,556 and subscription receivable of $25,000 or average of approximately $0.065 per share from the sale of 3,060,200 share of the Company’s common stock. The Company collected the subscription receivable in January 2020. The 500,000 common shares relating to the subscription receivable were issuable at December 31, 2019 and issued in January 2020.

During fiscal year 2019, the Company issued an aggregate of 173,500 to various consultants for services rendered. The Company valued the shares of common stock at the fair value ranging from approximately $0.075 to $0.10 per common share or $18,618 based on the sales of common stock on recent private placements on the dates of grants. During the year ended December 31, 2019, the Company recorded stock-based compensation of $18,618.

In July 2019, the Company purchased back 1,000,000 shares of its common stock for $5,000. Upon the return of the shares, the Company cancelled the 1,000,000 shares of common stock.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

In August 2019, the Company paid accrued salaries to its Chief Executive Officer in the amount of $46,096 by issuing 921,920 shares of common stock at a price of $0.05 per share of common stock based on the sales of common stock on recent private placements on the dates of grant. Additionally, the Chief Financial Officer forgave accrued salaries of $414,864 during the year ended December 31, 2019. The Company reduced total accrued salaries by $460,960 in connection with the issuance of 921,920 shares of common stock and recorded $414,864 of contributed capital from the forgiveness of accrued salaries.

In September 2019, a consultant returned 21,000 shares of the Company’s common stock after resigning as a business advisor of the Company. The Company cancelled the 21,000 shares of the Company’s common stock which was recorded at par value.

During the year ended December 31, 2020:

In January 2020, the Company settled accrued salaries to its Chief Executive Officer (“CEO”) in the amount of $94,422 by issuing 829,721 shares of common stock at a price of approximately $0.11 per share, based on recent private placement sales of common stock on the date of grant. Additionally, the CEO forgave accrued salary of $366,530.

During fiscal year 2020, the Company issued an aggregate of 1,456,603 to various consultants of the Company for services rendered with fair value of $165,368 or an average of approximately $0.1135 per share, based on recent private placement sales of common stock on the dates of grants.

During fiscal year 2020, the Company issued an aggregate of 25,000 to a consultant of the Company for services rendered with fair value of $4,125 or an average of approximately $0.165 per share, based on the quoted trading price on the date of grants.

During fiscal year 2020, the Company received total gross proceeds of $161,028 or an average of approximately $0.098 per share, from the sale of 1,648,300 shares of the Company’s common stock. Additionally, the Company collected the $25,000 subscription receivable that was previously recorded at December 31, 2019.

Note 5 - Income Taxes

The Company has incurred historical aggregate net operating losses of approximately $2,011,016 for income tax purposes as of December 31, 2020. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely than not due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Income tax benefit at U.S. statutory rate of 21%	$(74,503)	$(24,098)
Income tax benefit – State tax rate at 5%	(17,739)	(5,737)
Non-deductible expenses	44,068	4,841
Increase in valuation allowance	48,174	24,994
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset was as follows:

Deferred Tax Asset:	December 31, 2020	December 31, 2019
Net operating loss carryforward	$522,864	$474,690
Valuation allowance	(522,864)	(474,690)
Net deferred tax asset	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act decreases the U.S. corporate federal income tax rate from a maximum of 34% to a flat 21% effective January 1, 2018. The Act also includes a number of other provisions including, among others, the elimination of net operating loss carrybacks and limitations on the use of future losses, the repeal of the Alternative Minimum Tax regime and the repeal of the domestic production activities deduction. These provisions are not expected to have a material effect on the Corporation. Given the significant complexity of the Act and anticipated additional implementation guidance from the Internal Revenue Service, further implications of the Act may be identified in future periods.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $48,174 in fiscal 2020. The potential tax benefit arising from the loss carryforward of approximately $1,668,018 accumulated through December 31, 2017 will expire in 2037 and the fiscal 2018, 2019 and 2020 net operating loss carryforward of approximately $342,998 may be carried forward indefinitely.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes or business changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018, 2019 and 2020 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Note 6 - Commitments and Contingencies

Operating lease

In January 2018, the Company entered into a one-year sub-lease agreement related to its leased office facilities in Palm Beach, FL with the CEO of the Company (see Note 7). The lease shall automatically be extended for successive one-year renewal term not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease currently requires monthly payments of approximately $1,136 plus sales tax and the Company is not responsible for any additional charges for common area maintenance. The monthly rent will increase by 2% at the end of each year.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets $45,645 and total lease liabilities of $45,645 based on an incremental borrowing rate of 12%. For the respective years ended December 31, 2020 and 2019, we paid an aggregate of $15,100 and $14,854 for rent under this agreement, respectively.

Right of Use (“ROU”) Asset is summarized below:

	As of December 31, 2020	As of December 31, 2019

Office lease, ROU Asset	$45,645	$45,645
Less: Accumulated amortization	(20,368)	(9,834)
Balance of ROU asset	$25,277	$35,811

Operating lease liability related to the ROU asset is summarized below:

	As of December 31, 2020	As of December 31, 2019

Office lease liability	$45,645	$45,645
Reduction of lease liability	(19,802)	(9,412)
Total	25,843	36,233
Less: current portion	(12,007)	(10,390)
Long term portion of lease liability	$13,836	$25,843

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Future minimum lease payments under non-cancelable operating lease at December 31, 2020 are as follows:

Year 2021	$14,462

Year 2022	14,752
Total	29,214
Imputed interest	(3,371)
Total operating lease liability	$25,843

Option agreements

In November 2018, the Company entered into an Option Agreement (the “November 2018 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for graphene foam coating and deicing. The option period commenced on the effective date of this November 2018 Option Agreement and expired 6 months from the effective date unless terminated by either party by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,500 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2018. In May 2019, the Company entered into an amendment agreement to extend the option period to August 2019. In October 2020, the Company entered into an exclusive licensing agreement with this licensor (see discussion below).

In March 2019, the Company entered into an Option Agreement (the “March 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for rechargeable battery device. The option period commenced on the effective date of this March 2019 Option Agreement and expires 12 months from the effective date unless terminated by either party by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $5,000 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In October 2020, the Company entered into an exclusive licensing agreement with this licensor (see discussion below).

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

In September 2019, the Company entered into an Option Agreement (the “September 11, 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for low-cost disposable medical sensor for heart-attack. The option period commenced on the effective date of this September 11, 2019 Option Agreement and expires in September 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,200 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In July 2020, the Company requested the licensor to grant the Company an extension for this option agreement. After the Company’s initial request, the Company notified the licensor of exercising the option and request for a licensing agreement. Despite the repeated efforts from the Company, the licensor did not respond. As a result, such option agreement is considered expired.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

In October 2019, the Company entered into an Option Agreement (the “October 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for arc melted glass piles for structural foundations. The option period commenced on the effective date of this October 2019 Option Agreement and expires in October 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights up to a maximum of $3,500. The Company paid an option fee of $1,500 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In October 2020, the Company entered into an amendment agreement to extend the option period to October 15, 2021. Upon exercise of this option, the Company shall pay $1,500 no later than October 15, 2021.

Exclusive licensing agreements

On October 30, 2020, the (“Effective Date”) the Company entered into an exclusive licensing agreement with a University for the licensed patents related to the technology for graphene foam coating and deicing. The term of this license shall continue until licensee permanently discontinue the sale of any licensed products or unless terminated pursuant to the terms of this agreement. Licensee may grant written sublicenses to third parties. However, the licensee shall notify the University of the initiation of the license negotiation. Licensee may terminate this agreement by giving at least sixty days written notice to University. The University may terminate this agreement by giving the licensee at least thirty days written notice upon the occurrence of certain events as defined in the agreement.

The Company agreed to pay license issue fee of $5,000 in two separate installments. The first installment of $1,500 shall be made within thirty days of the Effective Date and the second installment of $3,500 at the first anniversary of the effective date. The Company paid the $1,500 first installment in November 2020.

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

On October 30, 2020, the (“Effective Date”) the Company entered into an exclusive licensing agreement with a University for the licensed patents related to the technology for rechargeable battery device. The term of this license shall continue until licensee permanently discontinue the sale of any licensed products or unless terminated pursuant to the terms of this agreement. Licensee may grant written sublicenses to third parties. However, the licensee shall notify the University of the initiation of the license negotiation. Licensee may terminate this agreement by giving at least sixty days written notice to University. The University may terminate this agreement by giving the licensee at least thirty days written notice upon the occurrence of certain events as defined in the agreement.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The Company agreed to pay license issue fee of $5,000 in two separate installments. The first installment of $1,418 shall be made within thirty days of the Effective Date and the second installment of $3,582 at the first anniversary of the effective date. The Company paid the $1,418 first installment in November 2020.

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

Consulting agreements

On August 29, 2019, the Company entered into a six-month consulting agreement with a consultant for business advisory and promotion services in exchange for 50,000 shares of the Company’s common stock. Additionally, the Company shall pay such consultant for any market research and business relation services rendered in cash. In 2019, the Company issued the 50,000 shares of the Company’s common stock to the consultant.

On January 5, 2020, the Company entered into a twelve-month agreement, effective as of March 13, 2020, with a consultant to serve as a technical science consultant, for $2,500 cash payment and 30,000 shares of the Company’s common stock. This agreement may be terminated without cause by either party in 30 days upon submitting a written notice. These shares had a fair value of $2,250 or $0.075 per share, based on recent private placement sales of common stock which was recorded as stock-based consulting.

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

Note 7 - Related Party Transactions

In August 2019, the Company paid accrued salaries to its Chief Executive Officer in the amount of $46,096 by issuing 921,920 shares of common stock (see Note 4). Additionally, the Chief Financial Officer forgave accrued salaries of $414,864 during the year ended December 31, 2019. The Company reduced total accrued salaries by $460,960 in connection with the issuance of 921,920 shares of common stock and recorded $414,864 of contributed capital from the forgiveness of accrued salaries.

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

The Company paid rental fee for personal housing of $12,600 and $12,150 during the year ended December 31, 2020 and 2019, respectively to an affiliated company owned by the CEO of the Company which was recorded as compensation to the CEO which is included in general and administrative expenses as reflected in the accompanying statements of operations.

In January 2018, the Company entered into a one-year sub-lease agreement related to its leased office facilities in Palm Beach, FL with the CEO of the Company. The lease shall automatically be extended for successive one-year renewal term not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease currently requires monthly payments of approximately $1,136 plus sales tax and the Company is not responsible for any additional charges for common area maintenance. The monthly rent will increase by 2% at the end of each year (see Note 6).

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note 8 - Subsequent Events

The Company has executed an Exclusive Distributor Agreement with Jarada, Inc. Ltd (“Jarada”) of Seoul Korea The Agreement appoints Jarada an exclusive South Korean territorial distribution rights to all of the Company’s Graphene products that will be developed and made available for worldwide commercialization. The Company shall pay Jarada 15% commission on all sales made by Jarada of the Company’s Graphene products. The term of this agreement is for two years from the date of execution and shall automatically renewed unless either party provides notice of termination.

On January 8, 2021, the Company entered into a consulting agreement with an individual for thirty-six months. The consultant will provide promotional services in exchange for 20,000 shares of the Company’s common stock. This agreement may be terminated, without cause by either party, upon submitting 30 days written notice. The shares were valued at $0.15 per share or $3,000, based on the quoted trading price on the date of grant. The Company shall recognize prepaid expense of $3,000 to be amortized over the service period.

Between February 2021 and March 3, 2021, the Company received gross proceeds of $22,500 or approximately $0.075 per share, from the sale of 300,000 shares of the Company’s common stock.

Between March 4, 2021 and March 12, 2021, the Company issued an aggregate of 2,000 to a consultant of the Company for services rendered with fair value of $400 or an average of approximately $0.20 per share, based on the quoted trading price on the date of grants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet International Holdings, Inc.

Date: March 26, 2021	By:	/s/ Ernesto Letiziano
	Name:	Ernesto Letiziano
	Title:	Chairman of the Board of Directors, & Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2021	By:	/s/ Ernesto Letiziano
	Name:	Ernesto Letiziano
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on this 26th day of March 2021 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Ernesto Letiziano	Chairman of the Board of Directors, Chief
Ernesto Letiziano	Executive Officer, & Chief Financial Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)