Form 10-Q
period 2021-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2021-09-01
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of August 27, 2021, 20,535,982 shares of common stock, par value $0.001 per share, were outstanding.

SIGNET INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

MARCH 31, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$131,181	$123,493
Prepaid expenses and other current assets	382	382

Total Current Assets	131,563	123,875

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	22,371	25,277

TOTAL ASSETS	$153,934	$149,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,857	$19,087
Operating lease obligation - current portion	12,444	12,007

Total Current Liabilities	47,301	31,094

LONG-TERM LIABILITIES:
Operating lease obligation - long-term portion	10,530	13,836

Total Liabilities	57,831	44,930

Commitments and Contingencies (see Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Convertible Series A Preferred stock ($0.001 Par Value; 5,000,000 Shares Designated; 5,000,000 issued and outstanding)	5,000	5,000
Common stock, $0.001 par value: 100,000,000 shares authorized; 20,385,982 and 19,913,982 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	20,386	19,914
Additional paid in capital	7,970,510	7,933,832
Accumulated deficit	(7,899,793)	(7,854,524)

Total Stockholders’ Equity	96,103	104,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,934	$149,152

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three Months Ended
	March 31,
	2021	2020
NET REVENUES	$-	$-

OPERATING EXPENSES:
Professional and consulting fees	27,857	240,829
General and administrative	17,412	16,197

Total Operating Expenses	45,269	257,026

LOSS FROM OPERATIONS	(45,269)	(257,026)

LOSS BEFORE PROVISION FOR INCOME TAXES	(45,269)	(257,026)

Provision for income taxes	-	-

NET LOSS	$(45,269)	$(257,026)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,059,382	18,309,076

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock -				Additional		Total
	Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	5,000,000	$5,000	19,913,982	$19,914	$7,933,832	$(7,854,524)	$104,222

Sale of common stock for cash	-	-	450,000	450	33,300	-	33,750

Issuance of common stock for services	-	-	22,000	22	3,378	-	3,400

Net Loss	-	-	-	-	-	(45,269)	(45,269)

Balance, March 31, 2021	5,000,000	$5,000	20,385,982	$20,386	$7,970,510	$(7,899,793)	$96,103

	Preferred Stock -				Additional		Total
	Series A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	5,000,000	$5,000	15,954,358	$15,954	$7,146,319	$(7,499,747)	$(332,474)

Sale of common stock for cash	-	-	981,500	982	105,035	-	106,017

Issuance of common stock for accrued salaries	-	-	829,721	830	93,592	-	94,422

Issuance of common stock for services	-	-	1,453,478	1,453	163,447	-	164,900

Contributed capital by an officer through forgiveness of accrued salaries	-	-	-	-	366,530	-	366,530

Net Loss	-	-	-	-	-	(257,026)	(257,026)

Balance, March 31, 2020	5,000,000	$5,000	19,219,057	$19,219	$7,874,923	$(7,756,773)	$142,369

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,269)	$(257,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	3,400	164,900
Rent expense	37	36
Change in operating assets and liabilities:
Prepaid expenses and other current assets	-	9,750
Accounts payable and accrued expenses	15,770	22,957

NET CASH USED IN OPERATING ACTIVITIES	(26,062)	(59,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	33,750	106,017
Collection of subscription receivable	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,750	131,017

NET CHANGE IN CASH	7,688	71,634

CASH, beginning of year	123,493	106,661

CASH, end of period	$131,181	$178,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued salaries	$-	$94,422
Contributed capital by an officer through forgiveness of accrued salary	$-	$366,530

See accompanying condensed notes to unaudited consolidated financial statements.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2021

Note 1 - Organization and Description of Business

Signet International Holdings, Inc. (the “Company”) was incorporated in the State of Delaware and redomiciled in Nevada in February 2018. The Company’s current principal business plan is to focus in developing advanced technologies, energy solutions and medical devices. The Company has no operating history as of yet.

Note 2 - Going Concern

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $45,269 and $26,062, respectively, for the three months ended March 31, 2021 and had no revenues during the three months ended March 31, 2021 and 2020. Additionally, the Company had an accumulated deficit of $7,899,793 as of March 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely. Although the Company has had occasion to travel overseas for meetings, expos, and demonstrations, the Company experienced similar restrictions. The outcome of the Company’s business meeting is indeterminate. However, the Company continues to maintain a dialogue with its European counterparts.  The Company’s operations have not been affected by the COVID-19 outbreak to date, however, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain. As of the date of this report, the Company’s business remains open. At this time, the Company does not foresee any material changes to its operations from COVID-19. While the Company does not anticipate an impact on its operations, the Company cannot estimate the duration of the pandemic and potential impact on its business if the Company’s business must close. In addition, a severe or prolonged economic downturn could result in a variety of risks to its business, including weakened demand for the Company’s products and a decreased ability to raise additional capital when needed on acceptable terms, if at all. At this time, the Company is unable to estimate the impact of this event on its operations

Note 3 - Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021. The Company’s unaudited consolidated financial statements include the financial statements of its three wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. All wholly-owned subsidiaries were inactive subsidiaries at March 31, 2021 and December 31, 2020 and for each of the three months ended March 31, 2021 and 2020.

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

March 31, 2021

Risks and uncertainties for development stage company

The Company is considered to be in an early stage since we have not commenced planned principal operations. Our activities since inception include devoting substantially all of the Company’s efforts to business planning and development. Additionally, the Company has allocated a substantial portion of its time and investment to the completion of the Company’s development activities to launch its marketing plan and generate revenues and to raising capital. The Company has not generated revenue from operations and is currently in the development stage. The Company’s activities during this early stage are subject to significant risks and uncertainties.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of March 31, 2021 and December 31, 2020. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2021, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

March 31, 2021

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

Research and development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the three months ended March 31, 2021 and 2020, research and development costs were $500 and $1,500, respectively.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At March 31, 2021 and December 31, 2020, the Company had 50,000,000 potentially dilutive securities outstanding related to Series A Preferred Stock, for both periods. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

March 31, 2021

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

Note 4 – Stockholders’ Equity

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

Voting and conversion:	Holders of the Series A Super Voting Convertible Preferred Stock shall have ten votes per share held on all matters submitted to the shareholders of the Company for a vote thereon. Each holder of these shares shall have the option to appoint two additional members to the Board of Directors. Each share shall be convertible into ten (10) shares of common stock. The Company may redeem at $0.10 per share with 30 days’ notice.

Dividends:	The holders of Series A Super Voting Convertible Preferred Stock shall be entitled to receive dividends or distributions on a pro rata basis with the holders of common stock when and if declared by the Board of Directors of the Company. Dividends shall not be cumulative. No dividends or distributions shall be declared or paid or set apart for payment on the Common Stock in any calendar year unless dividends or distributions on the Series A Preferred Stock for such calendar year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest.

Liquidation Preference:	Upon the liquidation, dissolution and winding up of the Company, whether voluntary or involuntary, the holders of the Series A Super Voting Convertible Preferred Stock then outstanding shall be entitled to, on a pro-rata basis with the holders of common stock, distributions of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders.

There were 5,000,000 shares of Series A convertible preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020.

Common stock

During the Three Months Ended March 31, 2021:

●	the Company issued an aggregate of 22,000 shares of common stock to two consultants of the Company for services rendered with fair value of $3,400 or an average of approximately $0.15 per share, based on the quoted trading price on the date of grants.

●	the Company received total gross proceeds of $33,750 or an average of approximately $0.08 per share, from the sale of 450,000 shares of the Company’s common stock.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets of $45,645 and total lease liabilities of $45,645 based on an incremental borrowing rate of 12%. For the respective three months ended March 31, 2021 and 2020, we paid an aggregate of $3,775 and $3,775 for rent under this agreement, respectively.

Right of Use (“ROU”) Asset is summarized below:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Office lease, ROU Asset	$45,645	$45,645
Less: Accumulated amortization	(23,274)	(20,368)
Balance of ROU asset	$22,371	$25,277

Operating lease liability related to the ROU asset is summarized below:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Office lease liability	$45,645	$45,645
Reduction of lease liability	(22,671)	(19,802)
Total	22,974	25,843
Less: current portion	(12,444)	(12,007)
Long term portion of lease liability	$10,530	$13,836

Future minimum lease payments under non-cancelable operating lease at March 31, 2021 are as follows:

Balance of year 2021	$10,847
Year 2022	14,752
Total	25,599
Imputed interest	(2,625)
Total operating lease liability	$22,974

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

March 31, 2021

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

March 31, 2021

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

Distributor agreement

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

Note 6 – Related Party Transactions

The Company paid rental fees for personal housing of $3,150 and $3,150 during the three months ended March 31, 2021 and 2020, respectively, to an affiliated company owned by the CEO of the Company which was recorded as compensation to the CEO and included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

In January 2018, the Company entered into a one-year sub-lease agreement related to its leased office facilities in Palm Beach, FL with the CEO of the Company. The lease shall automatically be extended for successive one-year renewal term not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease currently requires monthly payments of approximately $1,136 plus sales tax and the Company is not responsible for any additional charges for common area maintenance. The monthly rent will increase by 2% at the end of each year (see Note 5).

Note 7 - Subsequent Events

In April 2021, the Company received total gross proceeds of $14,981 or an average of approximately $0.07 per share, from the sale of 214,018 shares of the Company’s common stock. In July 2021, the Company issued the 150,000 shares and the balance of 64,018 shares remains to be issued.

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

Generally, the option fee ranges from $1,200 to $5,000. We have exercise two of our options related to the graphene technology and battery technology. On October 30, 2020, we have entered into exclusive licensing agreements with the licensor related to the graphene technology and battery technology.

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

Although our business plan is highly dependent upon our usage of licensed intellectual property described herein, we have only secured 2 exclusive licenses through exercise of our options. Currently, the Company has non-exclusive options for licenses of various intellectual properties except for the two of our option agreements which are the graphene and battery technology. Five of our options may expire, and we cannot ensure that these options will be renewed. As they are non-exclusive, we also have no way to protect ourselves from other parties utilizing the underlying intellectual property before we exercise our option and move toward commercialization of the underlying technology. We further have not entered into formal negotiations on these five options regarding the terms of a formal licensing agreement, such as, but not limited to, royalty fees, minimum royalties, duration, exclusivity, funding requirements, or limitations on use. This limits our ability to determine the commercial viability of any given technology. However, we believe that we have had and continue to have good working relationships with the institutions owning the intellectual property such that our eventual use of the intellectual property will be formulated in a manner that ensures positive growth for the Company. On October 30, 2020, we have exercised our two options and entered into exclusive licensing agreements with the licensor related to the graphene technology and battery technology.

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

Recent Events

On May 21, 2021, a majority of the shareholders of the Company, voted to appoint Alysia WolfsKeil, Esq. as the Interim Chief Executive Officer and Interim Chief Financial Officer, in order to fulfill the positions within the Company left vacant by the recent passing of Ernesto W. Letiziano, the previous CEO and CFO of the Company. Ms. WolfsKeil, Esq. shall have limited powers in her positions, specifically she shall be empowered to direct all relevant services providers of the Company as they relate to any and all such filings with the SEC, gain access and be provided banking authority over any and all bank accounts or other trade accounts in the name of the Company, and enter into negotiations with potential third parties who may be considered potential acquisition targets of the Company. Ms. WolfsKeil, Esq. shall serve the shorter of a) the termination or otherwise by the shareholders or b) six months from the May 21, 2021. Ms. WolfsKeil is the daughter of Ernesto W. Letiziano, the previous CEO and CFO of the Company.

Results of Operations

For the Three Months Ended March 31, 2021 and 2020

Revenue:

The Company is in its development stage. For the three months ended March 31, 2021 and 2020, the Company did not have any revenue generating operations, nor did the Company has any related cost of goods sold.

Operating Expenses:

For the three months ended March 31, 2021, the Company had total operating expenses of $45,269 primarily consisting of professional fees of $22,664, consulting fees of $5,193, public company expenses primarily related to our stock transfer agent fees and public company filing fees of $6,375, lease expense of $3,811, compensation expense of $3,150, research and development expenses of $500, travel and entertainment of $548, and office expense of $2,407.

For the three months ended March 31, 2020, the Company had total operating expenses of $257,026 primarily consisting of professional fees of $47,468, consulting fees of $193,361, public company expenses of $2,840, lease expense of $3,811, compensation expense of $3,150, research and development expenses of $1,500, travel and entertainment of $2,057, and office expense of $2,839.

The decrease in operating expenses of $211,757 or 82% was primarily attributable to decrease in consulting expense of $188,168 primarily due to decrease in stock-based consulting fees $161,500 and decrease in professional fees of $24,800 primarily due to decrease in accounting and legal fees.

Net Loss:

The Company’s net loss for the three months ended March 31, 2021 and 2020 was $45,269 and $257,026, respectively.

Liquidity and Capital Resources

As of March 31, 2021, the Company had total current assets of $131,563, which primarily consisted of cash of $131,181 and prepaid expenses of $382. As of December 31, 2020, the Company had total current assets of $123,875, which primarily consisted of cash of $123,493 and prepaid expenses of $382. As of March 31, 2021, and December 31, 220 we had a working capital surpluses of $84,262 and $92,781 respectively.

The Company will have additional capital requirements during fiscal year 2021. Currently, the Company does not have any revenue generating business operations, nor does the Company currently have the capital resources required to execute its business strategy. Therefore, the Company will attempt to raise additional capital through the sale of our securities.

The Company cannot assure that we will have sufficient capital to finance our growth and/or business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating losses that are expected to continue for the foreseeable future. During the three months ended March 31, 2021, we received total proceeds of $33,750 from sale of common stock which was used for working capital purposes. We have incurred legal, accounting, consulting, rent, public company expenses, and office expense during our operations.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $45,269 and $26,062 , respectively, for the three months ended March 31, 2021 and had no revenues during the three months ended March 31, 2021. Additionally, the Company had an accumulated deficit of $7,899,793 at March 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Cash Flows

	Three Months Ended March 31,
	2021	2020
Net Cash Used in Operating Activities	$(26,062)	$(59,383)
Net Cash Provided by Financing Activities	33,750	131,017
Net Change in Cash	$7,688	$71,634)

Net Cash Used in Operating Activities:

Net cash used in operating activities was $26,062 and $59,383 for the three months ended March 31, 2021 and 2020, respectively.

●	During the three months ended March 31, 2020 cash was used primarily as follows:
o	net loss was $45,269;
o	a increase in our total accounts payable and accrued expenses of $15,770 and;
o	non-cash operating expense of stock issued for services of $3,400.

●	During the three months ended March 31, 2020 cash was used primarily as follows:
o	net loss was $257,026;
o	a decrease in our prepaid expenses and other current asset of $9,750;
o	a increase in our total accounts payable and accrued expenses of $22,957 and;
o	non-cash operating expense of stock issued for services of $164,900.

Net Cash Provided by in Financing Activities:

Net cash provided by financing activities was $33,750 and $131,017 for the three months ended March 31, 2021 and 2020, respectively.

●	During the three months ended March 31, 2021, we received proceeds of $33,750 from sale of Company’s common stock.

●	During the three months ended March 31, 2020, we received proceeds of $106,017 from sale of Company’s common stock and collected $25,000 from subscription receivable.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for the remainder of fiscal 2021. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2021, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

During the Three Months Ended March 31, 2021:

●	the Company issued an aggregate of 22,000 shares of common stock to two consultants of the Company for services rendered with fair value of $3,400 or an average of approximately $0.15 per share, based on the quoted trading price on the date of grants.

●	the Company received total gross proceeds of $33,750 or an average of approximately $0.08 per share, from the sale of 450,000 shares of the Company’s common stock.

All unregistered shares were issued pursuant to conversions of promissory notes pursuant to Section 3(a)(9) of the Securities Act of 1933. The underlying notes were issued pursuant to Rule 506(b) of Regulation D of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signet International Holdings, Inc.
(Name of Registrant)

Date: September 1, 2021	By:	/s/ Alysia WolfsKeil
Name: Alysia WolfsKeil
Title: President and Director
Principal Executive Officer
Principal Accounting and Financial Officer