Form 10-Q
period 2021-06-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2021-09-27
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of September 24, 2021, 20,535,982 shares of common stock, par value $0.001 per share, were outstanding.

SIGNET INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

JUNE 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$137,247	$123,493
Prepaid expenses and other current assets	382	382

Total Current Assets	137,629	123,875

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	19,380	25,277

TOTAL ASSETS	$157,009	$149,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$36,265	$19,087
Operating lease obligation - current portion	12,894	12,007

Total Current Liabilities	49,159	31,094

LONG-TERM LIABILITIES:
Operating lease obligation - long-term portion	7,124	13,836

Total Liabilities	56,283	44,930

Commitments and Contingencies (see Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Convertible Series A Preferred stock ($0.001 Par Value; 5,000,000 Shares Designated; 5,000,000 issued and outstanding)	5,000	5,000
Common stock, $0.001 par value: 100,000,000 shares authorized; 20,385,982 and 19,913,982 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	20,386	19,914
Common stock issuable (214,018 and 0 shares as of June 30, 2021 and December 31, 2020, respectively)	214	-
Additional paid in capital	7,985,277	7,933,832
Accumulated deficit	(7,910,151)	(7,854,524)

Total Stockholders’ Equity	100,726	104,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,009	$149,152

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional and consulting fees	5,450	10,008	33,307	250,837
General and administrative	4,908	15,404	22,320	31,601

Total Operating Expenses	10,358	25,412	55,627	282,438

LOSS FROM OPERATIONS	(10,358)	(25,412)	(55,627)	(282,438)

LOSS BEFORE PROVISION FOR INCOME TAXES	(10,358)	(25,412)	(55,627)	(282,438)

Provision for income taxes	-	-	-	-

NET LOSS	$(10,358)	$(25,412)	$(55,627)	$(282,438)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,590,488	19,225,272	20,327,557	18,769,671

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Preferred Stock - Series A		Common Stock		Common Stock Issuable		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2020	5,000,000	$5,000	19,913,982	$19,914	-	$-	$7,933,832	$(7,854,524)	$104,222

Sale of common stock for cash	-	-	450,000	450	-	-	33,300	-	33,750

Issuance of common stock for services	-	-	22,000	22	-	-	3,378	-	3,400

Net Loss	-	-	-	-	-	-	-	(45,269)	(45,269)

Balance, March 31, 2021	5,000,000	5,000	20,385,982	20,386	-	-	7,970,510	(7,899,793)	96,103

Sale of common stock for cash	-	-	-	-	214,018	214	14,767	-	14,981

Net Loss	-	-	-	-	-	-	-	(10,358)	(10,358)

Balance, June 30, 2021	5,000,000	$5,000	20,385,982	$20,386	214,018	$214	$7,985,277	$(7,910,151)	$100,726

	Preferred Stock - Series A		Common Stock		Common Stock Issuable		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	5,000,000	$5,000	15,954,358	$15,954	-	$-	$7,146,319	$(7,499,747)	$(332,474)

Sale of common stock for cash	-	-	981,500	982	-	-	105,035	-	106,017

Issuance of common stock for accrued salaries	-	-	829,721	830	-	-	93,592	-	94,422

Issuance of common stock for services	-	-	1,453,478	1,453	-	-	163,447	-	164,900

Contributed capital by an officer through forgiveness of accrued salaries	-	-	-	-	-	-	366,530	-	366,530

Net Loss	-	-	-	-	-	-	-	(257,026)	(257,026)

Balance, March 31, 2020	5,000,000	5,000	19,219,057	19,219	-	-	7,874,923	(7,756,773)	142,369

Issuance of common stock for services	-	-	9,375	9	-	-	1,803	-	1,812

Net Loss	-	-	-	-	-	-	-	(25,412)	(25,412)

Balance, June 30, 2020	5,000,000	$5,000	19,228,432	$19,228	-	$-	$7,876,726	$(7,782,185)	$118,769

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,627)	$(282,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	3,400	166,712
Rent expense	72	72
Change in operating assets and liabilities:
Prepaid expenses and other current assets	-	16,250
Accounts payable and accrued expenses	17,178	3,076

NET CASH USED IN OPERATING ACTIVITIES	(34,977)	(96,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	48,731	106,017
Collection of subscription receivable	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,731	131,017

NET CHANGE IN CASH	13,754	34,689

CASH, beginning of year	123,493	106,661

CASH, end of period	$137,247	$141,350

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued salaries	$-	$94,422
Contributed capital by an officer through forgiveness of accrued salary	$-	$366,530

See accompanying condensed notes to unaudited consolidated financial statements.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

Note 1 - Organization and Description of Business

Signet International Holdings, Inc. (the “Company”) was incorporated in the State of Delaware and redomiciled in Nevada in February 2018.   The Company’s current principal business plan is to focus in developing advanced technologies, energy solutions and medical devices. The Company has no operating history as of yet.

Note 2 - Going Concern

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $55,627 and $34,977, respectively, for the six months ended June 30, 2021 and had no revenues during the six months ended June 30, 2021 and 2020. Additionally, the Company had an accumulated deficit of $7,910,151 as of June 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021. The Company’s unaudited consolidated financial statements include the financial statements of its three wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. All wholly-owned subsidiaries were inactive subsidiaries at June 30, 2021 and December 31, 2020 and for each of the six months ended June 30, 2021 and 2020.

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

June 30, 2021

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of June 30, 2021 and December 31, 2020. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2021, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

The estimated fair value of certain financial instruments, including prepaid expense, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

June 30, 2021

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

Research and development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the six months ended June 30, 2021 and 2020, research and development costs were $500 and $2,000, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At June 30, 2021 and December 31, 2020, the Company had 50,000,000 potentially dilutive securities outstanding related to Series A Preferred Stock, for both periods. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

June 30, 2021

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

There were 5,000,000 shares of Series A convertible preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

Common stock

During the Six months ended June 30, 2021:

●	Between January 2021 and March 2021, the Company issued an aggregate of 22,000 shares of common stock to two consultants of the Company for services rendered with fair value of $3,400 or an average of approximately $0.15 per share, based on the quoted trading price on the date of grants.

●	Between February 2021 and March 2021, the Company received total gross proceeds of $33,750 or an average of approximately $0.08 per share, from the sale of 450,000 shares of the Company’s common stock.

●	In April 2021, the Company received total gross proceeds of $14,981 or an average of approximately $0.07 per share, from the sale of 214,018 shares of the Company’s common stock. The 214,018 shares of common stock were not issued and has been recorded as common stock issuable as of June 30, 2021. In July 2021, the Company issued 150,000 shares and the balance of 64,018 shares remains to be issued.

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

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets of $45,645 and total lease liabilities of $45,645 based on an incremental borrowing rate of 12%. For the respective three months ended June 30, 2021 and 2020, we paid an aggregate of $3,775 and $3,775 for rent under this agreement, respectively. For the respective six months ended June 30, 2021 and 2020, we paid an aggregate of $7,550 and $7,550 for rent under this agreement, respectively.

Right of Use (“ROU”) Asset is summarized below:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
Office lease, ROU Asset	$45,645	$45,645
Less: Accumulated amortization	(26,265)	(20,368)
Balance of ROU asset	$19,380	$25,277

Operating lease liability related to the ROU asset is summarized below:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
Office lease liability	$45,645	$45,645
Reduction of lease liability	(25,627)	(19,802)
Total	20,018	25,843
Less: current portion	(12,894)	(12,007)
Long term portion of lease liability	$7,124	$13,836

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

June 30, 2021

Future minimum lease payments under non-cancelable operating lease at June 30, 2021 are as follows:

Balance of year 2021	$7,089
Year 2022	14,462
Total	21,551
Imputed interest	(1,533)
Total operating lease liability	$20,018

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

June 30, 2021

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

June 30, 2021

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

Note 6 – Related Party Transactions

The Company paid rental fees for personal housing of $2,100 and $6,300 during the six months ended June 30, 2021 and 2020, respectively, to an affiliated company owned by the CEO of the Company which was recorded as compensation to the CEO and included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

In January 2018, the Company entered into a one-year sub-lease agreement related to its leased office facilities in Palm Beach, FL with the previous CEO of the Company. The lease shall automatically be extended for successive one-year renewal term not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease currently requires monthly payments of approximately $1,136 plus sales tax and the Company is not responsible for any additional charges for common area maintenance. The monthly rent will increase by 2% at the end of each year (see Note 5). On July 1, 2021, the Company entered into a one-year lease agreement with the landlord which replaces the sub-lease agreement with the previous CEO of the Company (see Note 7).

On May 21, 2021, a majority of the shareholders of the Company, voted to appoint Alysia WolfsKeil, Esq. as the Interim Chief Executive Officer and Interim Chief Financial Officer, in order to fulfill the positions within the Company left vacant by the recent passing of Ernesto W. Letiziano, the previous CEO and CFO of the Company. Ms. WolfsKeil, Esq. shall have limited powers in her positions, specifically she shall be empowered to direct all relevant services providers of the Company as they relate to any and all such filings with the SEC, gain access and be provided banking authority over any and all bank accounts or other trade accounts in the name of the Company, and enter into negotiations with potential third parties who may be considered potential acquisition targets of the Company. Ms. WolfsKeil, Esq. shall serve the shorter of a) her termination by the shareholders or b) six months from the May 21, 2021. Ms. WolfsKeil is the daughter of Ernesto W. Letiziano, the previous CEO and CFO of the Company.

Note 7 - Subsequent Events

On July 1, 2021, the Company entered into a one-year lease agreement related to its leased office facilities in West Palm Beach, FL. The lease shall automatically be extended for successive one-year renewal term not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease currently requires monthly payments of approximately $1,500 plus sales tax and the Company is not responsible for any additional charges for common area maintenance. The period beginning July 1, 2021 and ending August 31, 2021 will be a rent free period. The monthly rent will increase by 4% at the end of each year.

In July 2021, the Company issued 150,000 shares in conjunction with the proceeds of $14,981 received in April 2021 for the sale of 214,018 shares of the Company’s common stock for an average of approximately $0.07 per share (see Note 4). The balance of 64,018 shares remains to be issued.

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

Recent Events

On May 21, 2021, a majority of the shareholders of the Company, voted to appoint Alysia WolfsKeil, Esq. as the Interim Chief Executive Officer and Interim Chief Financial Officer, in order to fulfill the positions within the Company left vacant by the recent passing of Ernesto W. Letiziano, the previous CEO and CFO of the Company. Ms. WolfsKeil, Esq. shall have limited powers in her positions, specifically she shall be empowered to direct all relevant services providers of the Company as they relate to any and all such filings with the SEC, gain access and be provided banking authority over any and all bank accounts or other trade accounts in the name of the Company, and enter into negotiations with potential third parties who may be considered potential acquisition targets of the Company. Ms. WolfsKeil, Esq. shall serve the shorter of a) her termination by the shareholders or b) six months from the May 21, 2021. Ms. WolfsKeil is the daughter of Ernesto W. Letiziano, the previous CEO and CFO of the Company.

Results of Operations

For the Three and Six months ended June 30, 2021 and 2020

Revenue:

The Company is in its development stage. For the three and six months ended June 30, 2021 and 2020, the Company did not have any revenue generating operations, nor did the Company has any related cost of goods sold.

Operating Expenses:

For the three months ended June 30, 2021, the Company had total operating expenses of $10,358 as compared to $25,412 for the three months ended June 30, 2020, a decrease of $15,054 or 59%. The decrease is primarily attributable to decrease in professional and consulting fees of $4,558 or 46% as a result of decrease in consulting fees and decrease in general and administrative expenses of $10,496 or 68%, primarily attributable to decrease in compensation expense, public company expenses related to our stock transfer agent fees and public company filing fees, travel, and office expenses.

For the six months ended June 30, 2021, the Company had total operating expenses of $55,627 as compared to $282,438 for the six months ended June 30, 2020, a decrease of $226,811 or 80%. The decrease is primarily attributable to decrease in professional and consulting fees of $217,530 or 87% primarily due to decrease in stock-based consulting fees $163,312 and decrease in professional fees of $24,893 primarily due to decrease in accounting and legal fees. Additionally, general and administrative expenses decreased by $9,281 or 29%, primarily attributable to decrease in compensation expense, travel, and office expenses.

Net Loss:

The Company’s net loss for the three months ended June 30, 2021 and 2020 was $10,358 and $25,412, respectively. The Company’s net loss for the six months ended June 30, 2021 and 2020 was $55,627 and $282,438, respectively.

Liquidity and Capital Resources

As of June 30, 2021, the Company had total current assets of $137,629, which primarily consisted of cash of $137,247 and prepaid expenses of $382. As of December 31, 2020, the Company had total current assets of $123,875, which primarily consisted of cash of $123,493 and prepaid expenses of $382. As of June 30, 2021, and December 31, 220 we had a working capital surpluses of $88,470 and $92,781 respectively.

The Company will have additional capital requirements during fiscal year 2021. Currently, the Company does not have any revenue generating business operations, nor does the Company currently have the capital resources required to execute its business strategy. Therefore, the Company will attempt to raise additional capital through the sale of our securities.

The Company cannot assure that we will have sufficient capital to finance our growth and/or business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating losses that are expected to continue for the foreseeable future. During the six months ended June 30, 2021, we received total proceeds of $48,731 from sale of common stock which was used for working capital purposes. We have incurred legal, accounting, consulting, rent, public company expenses, and office expense during our operations.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $55,627 and $34,977, respectively, for the six months ended June 30, 2021 and had no revenues during the six months ended June 30, 2021. Additionally, the Company had an accumulated deficit of $7,910,151 at June 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Cash Flows

	Six months ended June 30,
	2021	2020
Net Cash Used in Operating Activities	$(34,977)	$(96,328)
Net Cash Provided by Financing Activities	48,731	131,017
Net Change in Cash	$13,754	$34,689

Net Cash Used in Operating Activities:

Net cash used in operating activities was $34,977 and $96,328 for the six months ended June 30, 2021 and 2020, respectively.

●	During the six months ended June 30, 2021 cash was used primarily as follows:

○	net loss was $55,627;
○	a increase in our total accounts payable and accrued expenses of $17,178 and;
○	non-cash operating expense of stock issued for services of $3,400.

●	During the six months ended June 30, 2020 cash was used primarily as follows:

○	net loss was $282,438;
○	a decrease in our prepaid expenses and other current asset of $16,250;
○	a increase in our total accounts payable and accrued expenses of $3,076 and;
○	non-cash operating expense of stock issued for services of $166,712.

Net Cash Provided by in Financing Activities:

Net cash provided by financing activities was $48,731 and $131,017 for the six months ended June 30, 2021 and 2020, respectively.

●	During the six months ended June 30, 2021, we received proceeds of $48,731 from sale of Company’s common stock.

●	During the six months ended June 30, 2020, we received proceeds of $106,017 from sale of Company’s common stock and collected $25,000 from subscription receivable.

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

The estimated fair value of certain financial instruments, including prepaid expenses, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair value because of the short-term nature of these instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2021, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

During the Three months ended June 30, 2021:

●	In April 2021, the Company received total gross proceeds of $14,981 or an average of approximately $0.07 per share, from the sale of 214,018 shares of the Company’s common stock. The 214,018 shares of common stock were not issued and has been recorded as common stock issuable as of June 30, 2021. In July 2021, the Company issued the 150,000 shares and the balance of 64,018 shares remains to be issued.

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

Signet International Holdings, Inc.
(Name of Registrant)

Date: September 27, 2021	By:	/s/ Alysia WolfsKeil
Name: Alysia WolfsKeil
Title: President and Director
Principal Executive Officer
Principal Accounting and Financial Officer