Form 10-Q
period 2021-09-30
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2021-11-05
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 5, 2021, 20,535,982 shares of common stock, par value $0.001 per share, were outstanding.

SIGNET INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

SEPTEMBER 30, 2021

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$79,932	$123,493
Prepaid expenses and other current assets	3,097	382

Total Current Assets	83,029	123,875

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	-	25,277

TOTAL ASSETS	$83,029	$149,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$71,345	$19,087
Operating lease obligation - current portion	-	12,007

Total Current Liabilities	71,345	31,094

LONG-TERM LIABILITIES:
Operating lease obligation - long-term portion	-	13,836

Total Liabilities	71,345	44,930

Commitments and Contingencies (see Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 50,000,000 shares authorized;
Convertible Series A Preferred stock ($0.001 Par Value; 5,000,000 Shares Designated; 5,000,000 issued and outstanding)	5,000	5,000
Common stock, $0.001 par value: 100,000,000 shares authorized; 20,535,982 and 19,913,982 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	20,536	19,914
Common stock issuable (64,018 and 0 shares as of September 30, 2021 and December 31, 2020, respectively)	64	-
Additional paid in capital	7,985,277	7,933,832
Accumulated deficit	(7,999,193)	(7,854,524)

Total Stockholders’ Equity	11,684	104,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,029	$149,152

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional and consulting fees	28,540	23,437	61,847	274,274
General and administrative	60,502	18,033	82,822	49,634

Total Operating Expenses	89,042	41,470	144,669	323,908

LOSS FROM OPERATIONS	(89,042)	(41,470)	(144,669)	(323,908)

LOSS BEFORE PROVISION FOR INCOME TAXES	(89,042)	(41,470)	(144,669)	(323,908)

Provision for income taxes	-	-	-	-

NET LOSS	$(89,042)	$(41,470)	$(144,669)	$(323,908)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,600,000	18,372,541	20,419,707	18,951,973

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Preferred Stock - Series A		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	5,000,000	$5,000	19,913,982	$19,914	-	$-	$7,933,832	$(7,854,524)	$104,222

Sale of common stock for cash	-	-	450,000	450	-	-	33,300	-	33,750

Issuance of common stock for services	-	-	22,000	22	-	-	3,378	-	3,400

Net Loss	-	-	-	-	-	-	-	(45,269)	(45,269)

Balance, March 31, 2021	5,000,000	5,000	20,385,982	20,386	-	-	7,970,510	(7,899,793)	96,103

Sale of common stock for cash	-	-	-	-	214,018	214	14,767	-	14,981

Net Loss	-	-	-	-	-	-	-	(10,358)	(10,358)

Balance, June 30, 2021	5,000,000	5,000	20,385,982	20,386	214,018	214	7,985,277	(7,910,151)	100,726

Common stock issued for common stock issuable	-	-	150,000	150	(150,000)	(150)	-	-	-

Net Loss	-	-	-	-	-	-	-	(89,042)	(89,042)

Balance, September 30, 2021	5,000,000	$5,000	20,535,982	$20,536	64,018	$64	$7,985,277	$(7,999,193)	$11,684

									Total
	Preferred Stock - Series A		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	5,000,000	$5,000	15,954,358	$15,954	-	$-	$7,146,319	$(7,499,747)	$(332,474)

Sale of common stock for cash	-	-	981,500	982	-	-	105,035	-	106,017

Issuance of common stock for accrued salaries	-	-	829,721	830	-	-	93,592	-	94,422

Issuance of common stock for services	-	-	1,453,478	1,453	-	-	163,447	-	164,900

Contributed capital by an officer through forgiveness of accrued salaries	-	-	-	-	-	-	366,530	-	366,530

Net Loss	-	-	-	-	-	-	-	(257,026)	(257,026)

Balance, March 31, 2020	5,000,000	5,000	19,219,057	19,219	-	-	7,874,923	(7,756,773)	142,369

Issuance of common stock for services	-	-	9,375	9	-	-	1,803	-	1,812

Net Loss	-	-	-	-	-	-	-	(25,412)	(25,412)

Balance, June 30, 2020	5,000,000	5,000	19,228,432	19,228	-	-	7,876,726	(7,782,185)	118,769

Sale of common stock for cash	-	-	200,000	200	-	-	19,800	-	20,000

Issuance of common stock for services	-	-	9,375	9	-	-	1,491	-	1,500

Net Loss	-	-	-	-	-	-	-	(41,470)	(41,470)

Balance, September 30, 2020	5,000,000	$5,000	19,437,807	$19,437	-	$-	$7,898,017	$(7,823,655)	$98,799

See accompanying condensed notes to unaudited consolidated financial statements.

SIGNET INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(144,669)	$(323,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	3,400	168,212
Rent expense, net	(566)	108
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,715)	16,250
Accounts payable and accrued expenses	52,258	7,574

NET CASH USED IN OPERATING ACTIVITIES	(92,292)	(131,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	48,731	126,017
Collection of subscription receivable	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,731	151,017

NET CHANGE IN CASH	(43,561)	19,253

CASH, beginning of year	123,493	106,661

CASH, end of period	$79,932	$125,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued salaries	$-	$94,422
Contributed capital by an officer through forgiveness of accrued salary	$-	$366,530
Removal of right-of-use asset and operating lease liability	$19,379	$-

See accompanying condensed notes to unaudited consolidated financial statements.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2021

Note 1 - Organization and Description of Business

Signet International Holdings, Inc. (the “Company”) was incorporated in the State of Delaware and redomiciled in Nevada in February 2018. The Company’s current principal business plan is to focus in developing advanced technologies, energy solutions and medical devices. The Company has no operating history as of yet.

Note 2 - Going Concern

The accompanying unaudited consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $144,669 and $92,292, respectively, for the nine months ended September 30, 2021 and had no revenues during the nine months ended September 30, 2021 and 2020. Additionally, the Company had an accumulated deficit of $7,999,193 as of September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not indicative of the results that may be expected for the year ending December 31, 2021 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K, for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021. The Company’s unaudited consolidated financial statements include the financial statements of its three wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. All wholly-owned subsidiaries were inactive subsidiaries at September 30, 2021 and December 31, 2020 and for each of the nine months ended September 30, 2021 and 2020.

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

September 30, 2021

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of September 30, 2021 and December 31, 2020. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2021, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

The estimated fair value of certain financial instruments, including prepaid expense, accounts payable, and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

September 30, 2021

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

Research and development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the nine months ended September 30, 2021 and 2020, research and development costs were $500 and $3,500, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At September 30, 2021 and December 31, 2020, the Company had 50,000,000 potentially dilutive securities outstanding related to Series A Preferred Stock, for both periods. Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

September 30, 2021

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

Note 4 - Stockholders’ Equity

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

There were 5,000,000 shares of Series A convertible preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2021

Common stock

During the Nine months ended September 30, 2021:

●	Between January 2021 and March 2021, the Company issued an aggregate of 22,000 shares of common stock to two consultants of the Company for services rendered with fair value of $3,400 or an average of approximately $0.15 per share, based on the quoted trading price on the date of grants.

●	Between February 2021 and March 2021, the Company received total gross proceeds of $33,750 or an average of approximately $0.08 per share, from the sale of 450,000 shares of the Company’s common stock.

●	In April 2021, the Company received total gross proceeds of $14,981 or an average of approximately $0.07 per share, from the sale of 214,018 shares of the Company’s common stock. A portion of the 214,018 shares of common stock were not issued and has been recorded as common stock issuable as of September 30, 2021. In July 2021, the Company issued 150,000 shares and the balance of 64,018 shares remains to be issued.

Note 5 - Commitments and Contingencies

Operating lease

In January 2018, the Company entered into a one-year sub-lease agreement related to its leased office facilities in West Palm Beach, FL with the CEO of the Company. The lease was to automatically be extended for successive one-year renewal terms not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease required monthly payments of approximately $1,136 plus sales tax and the Company was not responsible for any additional charges for common area maintenance. The monthly rent was to increase by 2% at the end of each year. On June 30, 2021, this sub-lease agreement was terminated.

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

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets of $45,645 and total lease liabilities of $45,645 based on an incremental borrowing rate of 12%. On July 1, 2021, upon the commencement of the new one-year lease agreement, the Company reversed the remaining balance of the Right of Use (“ROU”) Asset and the related operating lease liability associated with the sub-lease agreement entered into January 2018. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

For the respective three months ended September 30, 2021 and 2020, the Company recorded rent expense of $3,591 and $3,811 for rent under these agreements, respectively. For the respective nine months ended September 30, 2021 and 2020, the Company recorded rent expense of $9,955 and $11,434 for rent under these agreements, respectively.

Right of Use Asset is summarized below:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Operating lease, ROU Asset	$45,645	$45,645
Less: Accumulated amortization	(26,265)	(20,368)
Reversal of remaining balance due to termination	(19,381)	-
Balance of ROU asset	$-	$25,277

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2021

Operating lease liability related to the ROU asset is summarized below:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Operating lease liability	$45,645	$45,645
Reduction of lease liability	(25,627)	(19,802)
Total	20,018	25,843
Less: current portion	-	(12,007)
Less: reversal of remaining balance due to termination	(20,018)	-
Long term portion of lease liability	$-	$13,836

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

In August 2019, the Company entered into an Option Agreement (the “August 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for detecting melanoma cancer. The option period commenced on the effective date of this August 2019 Option Agreement and expires in August 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,200 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In August 2020, the Company entered into an amendment agreement to extend the option period to August 31, 2021 unless sooner terminated by the execution of a license agreement between the parties. All other provision of this option agreement shall remain in full force and effect and unmodified by this amendment. The option period for this option agreement has expired.

In September 2019, the Company entered into an Option Agreement (the “September 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for self-sterilizing device using plasma fields. The option period commenced on the effective date of this September 2019 Option Agreement and expires in September 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,200 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In July 2020, the Company entered into an amendment agreement to extend the option period to September 30, 2021 unless sooner terminated by the execution of a license agreement between the parties. All other provision of this option agreement shall remain in full force and effect and unmodified by this amendment. The option period for this option agreement has expired.

Signet International Holdings, Inc. and Subsidiaries

Condensed Notes to Unaudited Consolidated Financial Statements

September 30, 2021

In September 2019, the Company entered into an Option Agreement (the “September 11, 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for low-cost disposable medical sensor for heart-attack. The option period commenced on the effective date of this September 11, 2019 Option Agreement and expires in September 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,200 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In July 2020, the Company requested the licensor to grant the Company an extension for this option agreement. After the Company’s initial request, the Company notified the licensor of exercising the option and request for a licensing agreement. Despite the repeated efforts from the Company, the licensor did not respond. As a result, such option agreement has expired.

In September 2019, the Company entered into an Option Agreement (the “September 13, 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for multifunctional oral prosthetic system. The option period commenced on the effective date of this September 13, 2019 Option Agreement and expires in September 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights. The Company paid an option fee of $1,200 on the date of this agreement which was recorded in professional and consulting fees during calendar year 2019. In July 2020, the Company requested the licensor to grant the Company an extension for this option agreement. After the Company’s initial request, the Company notified the licensor of exercising the option and request for a licensing agreement. Despite the repeated efforts from the Company, the licensor did not respond. As a result, such option agreement has expired.

In October 2019, the Company entered into an Option Agreement (the “October 2019 Option Agreement”) whereby the licensor agreed to grant an option to exclusively license to the Company patents owned or controlled by licensor. The licensor is a University located in the state of Florida. The licensed patents are related to technology for arc melted glass piles for structural foundations. The option period commenced on the effective date of this October 2019 Option Agreement and expires in October 2020 unless terminated by the Company by giving 30 days written notice. During the option period, the Company shall reimburse the licensor for all patent related expenses incurred during the term of this agreement in connection with obtaining or maintaining the patent rights up to a maximum of $3,500. The Company paid an option fee of $1,500 on the date of this agreement which was recorded in professional and consulting fees during  calendar year 2019. In October 2020, the Company entered into an amendment agreement to extend the option period to October 15, 2021. The option period for this option agreement has expired.

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

September 30, 2021

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

Distributor agreement

On January 18, 2021, The Company has executed an Exclusive Distributor Agreement with Jarada, Inc. Ltd (“Jarada”) of Seoul Korea The Agreement appoints Jarada an exclusive South Korean territorial distribution rights to all of the Company’s Graphene products that will be developed and made available for worldwide commercialization. The Company shall pay Jarada 15% commission on all sales made by Jarada of the Company’s Graphene products. The term of this agreement is for two years from the date of execution and shall automatically renewed unless either party provides notice of termination. No sales of the Graphene products has occurred during the nine months ended September 30, 2021.

Note 6 - Related Party Transactions

The Company paid rental fees for personal housing of $2,100 and $6,300 during the nine months ended September 30, 2021 and 2020, respectively, to an affiliated company owned by the CEO of the Company which was recorded as compensation to the CEO and included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

In January 2018, the Company entered into a one-year sub-lease agreement related to its leased office facilities in Palm Beach, FL with the previous CEO of the Company. The lease shall automatically be extended for successive one-year renewal term not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease currently requires monthly payments of approximately $1,136 plus sales tax and the Company is not responsible for any additional charges for common area maintenance. The monthly rent will increase by 2% at the end of each year. On July 1, 2021, the Company entered into a one-year lease agreement with the landlord which replaces the sub-lease agreement with the previous CEO of the Company (see Note 5).

On May 21, 2021, a majority of the shareholders of the Company, voted to appoint Alysia WolfsKeil, Esq. as the Interim Chief Executive Officer and Interim Chief Financial Officer, in order to fulfill the positions within the Company left vacant by the recent passing of Ernesto W. Letiziano, the previous CEO and CFO of the Company. Ms. WolfsKeil is the daughter of Ernesto W. Letiziano, the previous CEO and CFO of the Company. Ms. WolfsKeil, Esq. shall have limited powers in her positions, specifically she shall be empowered to direct all relevant services providers of the Company as they relate to any and all such filings with the SEC, gain access and be provided banking authority over any and all bank accounts or other trade accounts in the name of the Company, and enter into negotiations with potential third parties who may be considered potential acquisition targets of the Company. Ms. WolfsKeil, Esq. shall serve the shorter of a) her termination by the shareholders or b) six months from the May 21, 2021 and will received $10,000 per month. Ms. WolfsKeil was paid $10,000 on September 28, 2021 for services related to keeping the Company’s required public filings current. As of September 30, 2021, accrued compensation to Ms. WolfsKeil amounted $33,000 (from June 21, 2021 to September 30, 2021) and was included in accounts payable and accrued expenses in the unaudited consolidated balance sheet.

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

We had entered into various option agreements. Generally, the option fee ranged from $1,200 to $5,000. We have exercise two of our options related to the graphene technology and battery technology. On October 30, 2020, we have entered into exclusive licensing agreements with the licensor related to the graphene technology and battery technology.

Although our business plan is highly dependent upon our usage of licensed intellectual property described herein, we have only secured 2 exclusive licenses through exercise of our options. The Company had non-exclusive options for licenses of various intellectual properties except for the two of our option agreements which are the graphene and battery technology. Five of our options has expired.

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

Results of Operations

For the Three and Nine months ended September 30, 2021 and 2020

Revenue:

The Company is in its development stage. For the three and nine months ended September 30, 2021 and 2020, the Company did not have any revenue generating operations, nor did the Company has any related cost of goods sold.

Operating Expenses:

For the three months ended September 30, 2021, the Company had total operating expenses of $89,042 as compared to $41,470 for the three months ended September 30, 2020, an increase of $47,572 or 115%. The increase is primarily attributable to increase in professional and consulting fees of $5,103 or 22% as a result of increase in consulting fees and increase in general and administrative expenses of $42,469 or 236%, primarily attributable to increase in compensation expense to our interim CEO, public company expenses related to our stock transfer agent fees and public company filing fees, and storage expenses.

For the nine months ended September 30, 2021, the Company had total operating expenses of $144,669 as compared to $323,908 for the nine months ended September 30, 2020, a decrease of $179,239 or 55%. The decrease is primarily attributable to decrease in professional and consulting fees of $212,427 or 77% primarily due to decrease in consulting fees of $193,421 primarily from stock-based consulting fees $164,812, and decrease in professional fees of $19,006 primarily due to decrease in accounting and legal fees offset by an increase in general and administrative expenses of $33,188 due to increase in compensation expense to our interim CEO.

Net Loss:

The Company’s net loss for the three months ended September 30, 2021 and 2020 was $89,042 and $41,470, respectively. The Company’s net loss for the nine months ended September 30, 2021 and 2020 was $144,669 and $323,908, respectively.

Liquidity and Capital Resources

As of September 30, 2021, the Company had total current assets of $83,029, which primarily consisted of cash of $79,932 and prepaid expenses of $3,097. As of December 31, 2020, the Company had total current assets of $123,875, which primarily consisted of cash of $123,493 and prepaid expenses of $382. As of September 30, 2021, and December 31, 2020 we had a working capital surpluses of $11,684 and $92,781 respectively.

The Company will have additional capital requirements during fiscal year 2021. Currently, the Company does not have any revenue generating business operations, nor does the Company currently have the capital resources required to execute its business strategy. Therefore, the Company will attempt to raise additional capital through the sale of our securities.

The Company cannot assure that we will have sufficient capital to finance our growth and/or business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating losses that are expected to continue for the foreseeable future. During the nine months ended September 30, 2021, we received total proceeds of $48,731 from sale of common stock which was used for working capital purposes. We have incurred legal, accounting, consulting, rent, public company expenses, and office expense during our operations.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $144,669 and $92,292, respectively, for the nine months ended September 30, 2021 and had no revenues during the nine months ended September 30, 2021. Additionally, the Company had an accumulated deficit of $7,999,193 at September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Cash Flows

	Nine months ended September 30,
	2021	2020
Net Cash Used in Operating Activities	$(92,292)	$(131,764)
Net Cash Provided by Financing Activities	48,731	151,017
Net Change in Cash	$(43,561)	$19,253

Net Cash Used in Operating Activities:

Net cash used in operating activities was $92,292 and $131,764 for the nine months ended September 30, 2021 and 2020, respectively.

●	During the nine months ended September 30, 2021 cash was used primarily as follows:

○	net loss was $144,669;
○	an increase in prepaid expenses of $2,715;
○	a increase in our total accounts payable and accrued expenses of $52,258 and;
○	non-cash operating expense of stock issued for services of $3,400.

●	During the nine months ended September 30, 2020 cash was used primarily as follows:

○	net loss was $323,908;
○	a decrease in our prepaid expenses and other current asset of $16,250;
○	a increase in our total accounts payable and accrued expenses of $7,574 and;
○	non-cash operating expense of stock issued for services of $168,212.

Net Cash Provided by in Financing Activities:

Net cash provided by financing activities was $48,731 and $151,017 for the nine months ended September 30, 2021 and 2020, respectively.

●	During the nine months ended September 30, 2021, we received proceeds of $48,731 from sale of Company’s common stock.

●	During the nine months ended September 30, 2020, we received proceeds of $126,017 from sale of Company’s common stock and collected $25,000 from subscription receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2021, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

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

Signet International Holdings, Inc.
(Name of Registrant)

Date: November 5, 2021	By:	/s/ Alysia WolfsKeil
Name: Alysia WolfsKeil
Title: President and Director
Principal Executive Officer
Principal Accounting and Financial Officer