Form 10-K
period 2021-12-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2022-03-31
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Common Stock, $0.0001 par value per share

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

There was no active public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of March 25, 2022 was 20,235,982.

i

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

ii

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

Signet Entertainment Corporation was incorporated on October 17, 2003 in accordance with the Laws of the State of Florida. SIG was formed to establish a television network “The Gaming and Entertainment Network”. To date, this effort has been incomplete. The Company has abandoned pursuing of any gaming or entertainment operations. The Company’s principal business plan was to focus in developing advanced technologies, energy solutions and medical devices. By utilizing sub licensing arrangements for the intellectual property licenses we acquire, our strategy was focused on identifying strategic partners that can develop and market products based on the underlying technologies. We do not claim to have expertise in the various intellectual properties we seek to acquire. Instead, our value was based on our ability to assess technologies and appropriate partners for the commercialization of products and process based on the underlying intellectual property. Research and development of the underly technologies was being performed at major universities in Florida. The development of a commercial products was conducted by our strategic partners.

Our Plan

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our board of directors to search for and enter into potential business opportunities or to reject any such opportunities.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

Recent Developments

On February 28, 2022, the Company, Estate of Ernest W. Letiziano, Ms. Hope Hillabrand, and Mr. Thomas Donaldson (collectively, the “Controlling Shareholders”) and Golden Ally Lifetech Group Co., Ltd., a Delaware corporation (“Golden Ally”) entered into a Share Purchase and Exchange Agreement (the “SPA”).

Under the SPA, the Controlling Shareholders of the Company agreed to sell to Golden Ally their capital stock of the Company, consisting of 5,000,000 shares of Series A Convertible Super Preferred Stock (convertible into 50,000,000 common shares) and 4,474,080 common shares for $375,000 in cash.

The SPA contains representations, warranties and covenants customary for a transaction of this nature, as well as certain indemnification obligations of the parties thereto for breaches of representations, warranties and covenants.

The consummation of the transaction is subject to the satisfaction or waiver of certain customary conditions at or prior to the closing, including (i) the accuracy of each party’s representations and warranties (subject to certain materiality standards), (ii) each party’s compliance with its covenants contained in the SPA (subject to a customary materiality standard), (iii) the absence of any event, change, effect, occurrence or circumstance that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the Company and (iv) the absence of any law or order that restrains, enjoins, makes illegal or otherwise prevents or prohibits the closing. The parties expect that the transaction will close in the second quarter of 2022.

On May 21, 2021, the Controlling Shareholders of the Company voted to appoint Alysia WolfsKeil, Esq. as the Interim Chief Executive Officer and Interim Chief Financial Officer, in order to fulfill the positions within the Company left vacant by the recent passing of Ernest W. Letiziano, the previous Chief Executive Officer and Chief Financial Officer of the Company.

On March 1, 2022, the Controlling Shareholders took action by written consent appointing Ms. WolfsKeil as the sole director of the Company, effective immediately . On March 1, 2022, Ms. WolfsKeil, in her capacity as the sole director of the Company, took action by written consent to appoint herself as the Chief Executive Officer and the Chief Financial Officer of the Company. Ms. WolfsKeil, Esq. shall serve as the sole director, Chief Executive Officer and Chief Financial Officer until the next annual meeting of the Company or until her successor has been duly elected and qualified or until her earlier death, resignation, or removal.

1.	to elect Alysia WolfsKeil to be the sole director of the Company effective immediately (the “Election of Sole Director”);

2.	to amend and restate our Certificate of Incorporation in the form attached to this Information Statement as Appendix A (the “Amended Charter”), which, among other things, (A) increases the number of authorized shares of our common stock from One Hundred Million (100,000,000) shares, par value $0.001 per share, to Ten Billion (10,000,000,000) shares, par value $0.00001 per share (the “Common Stock”), (B) increases the number of authorized shares of our preferred stock from Fifty Million (50,000,000) shares, par value $0.001 per share, to One Billion (1,000,000,000) shares, par value $0.00001 per share (the “Preferred Stock”), (C) designates all the authorized Preferred Stock as Series A Preferred Stock (the “Series A Preferred Stock”), with holders of the Series A Preferred Stock having ten (10) votes per share held on all matters submitted to the stockholders of the Company for a vote thereon and each share of Series A Preferred Stock convertible at the option of the holder into one (1) share of Common Stock, and (D) changes our name from “Signet International Holdings, Inc.” to “Golden Ally Lifetech Group, Inc.” (the “Change of Name”);

3.	to amend and restate our bylaws in the form attached to this Information Statement as Appendix B (the “Amended Bylaws”);

4.	to authorize (A) the filings of a Certificate of Correction (the “Certificate of Correction”) and past due annual reports with the Delaware Secretary of State to correct the Certificate of Dissolution erroneously filed with the Delaware Secretary of State on March 1, 2018 and to the extent necessary to reinstate the Company as a Delaware corporation in good standing, and (B) the taking of any actions deemed advisable by the Company and its counsel to cancel and negate the Articles of Conversion filed in the State of Nevada on February 28, 2018 (collectively, the “Reinstatement”).

This notice was mailed out to shareholders on March 17, 2022. The corporate actions referenced in 2 and 3 above are subject to the closing of the SPA and approval by FINRA.

Intellectual Property

We do not currently hold any intellectual property.

Employees

As of the date of this filing we currently have no employees, except our executive team, which consists of 1 person.

Item 1A. Risk Factors

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting and therefore are not required to provide the information requested by this item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any property. We currently lease the property of our home office at 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480. We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

a)	Market Information

Market for our common stock

Our common stock is currently quoted on the OTC Markets under the symbol SIGN.  There is not active trading market for our common stock.

(b)	Record Holders

As of December 31, 2021, there were approximately 184 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Olde Monmouth Stock Transfer Co., Inc.

(c)	Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance our operations. Our Board will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

None

Rule 10B-18 Transactions

During the year ended December 31, 2021, there were no repurchases of the Company’s common stock by the Company.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based and actual results may differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the Securities and Exchange Commission.

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

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our board of directors to search for and enter into potential business opportunities or to reject any such opportunities.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or early stages of development, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

Recent Developments

On February 28, 2022, the Company, Estate of Ernest W. Letiziano, Ms. Hope Hillabrand, and Mr. Thomas Donaldson (collectively, the “Controlling Shareholders”) and Golden Ally Lifetech Group Co., Ltd., a Delaware corporation (“Golden Ally”) entered into a Share Purchase and Exchange Agreement (the “SPA”).

Under the SPA, the Controlling Shareholders of the Company agreed to sell to Golden Ally their capital stock of the Company, consisting of 5,000,000 shares of Series A Convertible Super Preferred Stock (convertible into 50,000,000 common shares) and 4,474,080 common shares for $375,000 in cash.

The SPA contains representations, warranties and covenants customary for a transaction of this nature, as well as certain indemnification obligations of the parties thereto for breaches of representations, warranties and covenants.

The consummation of the transaction is subject to the satisfaction or waiver of certain customary conditions at or prior to the Closing, including (i) the accuracy of each party’s representations and warranties (subject to certain materiality standards), (ii) each party’s compliance with its covenants contained in the SPA (subject to a customary materiality standard), (iii) the absence of any event, change, effect, occurrence or circumstance that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the Company and (iv) the absence of any law or order that restrains, enjoins, makes illegal or otherwise prevents or prohibits the Closing. The parties expect that the transaction will close in the second quarter of 2022.

On May 21, 2021, the Controlling Shareholders of the Company voted to appoint Alysia WolfsKeil, Esq. as the Interim Chief Executive Officer and Interim Chief Financial Officer, in order to fulfill the positions within the Company left vacant by the recent passing of Ernest W. Letiziano, the previous Chief Executive Officer and Chief Financial Officer of the Company.

On March 1, 2022, the Controlling Shareholders took action by written consent appointing Ms. WolfsKeil as the sole director of the Company, effective immediately . On March 1, 2022, Ms. WolfsKeil, in her capacity as the sole director of the Company, took action by written consent to appoint herself as the Chief Executive Officer and the Chief Financial Officer of the Company. Ms. WolfsKeil, Esq. shall serve as the sole director, Chief Executive Officer and Chief Financial Officer until the next annual meeting of the Company or until her successor has been duly elected and qualified or until her earlier death, resignation, or removal.

On March 16, 2022, the Company filed a Form 14-C Information Statement to give notice to our shareholders of record as of March 1, 2022 of the following corporate actions:

1.	to elect Alysia WolfsKeil to be the sole director of the Company effective immediately (the “Election of Sole Director”);

2.	to amend and restate our Certificate of Incorporation in the form attached to this Information Statement as Appendix A (the “Amended Charter”), which, among other things, (A) increases the number of authorized shares of our common stock from One Hundred Million (100,000,000) shares, par value $0.001 per share, to Ten Billion (10,000,000,000) shares, par value $0.00001 per share (the “Common Stock”), (B) increases the number of authorized shares of our preferred stock from Fifty Million (50,000,000) shares, par value $0.001 per share, to One Billion (1,000,000,000) shares, par value $0.00001 per share (the “Preferred Stock”), (C) designates all the authorized Preferred Stock as Series A Preferred Stock (the “Series A Preferred Stock”), with holders of the Series A Preferred Stock having ten (10) votes per share held on all matters submitted to the stockholders of the Company for a vote thereon and each share of Series A Preferred Stock convertible at the option of the holder into one (1) share of Common Stock, and (D) changes our name from “Signet International Holdings, Inc.” to “Golden Ally Lifetech Group, Inc.” (the “Change of Name”);

3.	to amend and restate our bylaws in the form attached to this Information Statement as Appendix B (the “Amended Bylaws”);

4.	to authorize (A) the filings of a Certificate of Correction (the “Certificate of Correction”) and past due annual reports with the Delaware Secretary of State to correct the Certificate of Dissolution erroneously filed with the Delaware Secretary of State on March 1, 2018 and to the extent necessary to reinstate the Company as a Delaware corporation in good standing, and (B) the taking of any actions deemed advisable by the Company and its counsel to cancel and negate the Articles of Conversion filed in the State of Nevada on February 28, 2018 (collectively, the “Reinstatement”).

This notice was mailed out to shareholders. The corporate actions referenced 2 and 3 above are subject to the closing of the SPA and approval by FINRA.

Results of Operations

For the Years Ended December 31, 2021 and 2020

Revenue:

The Company is in its development stage. For the years ended December 31, 2021 and 2020, the Company did not have any revenue generating operations, nor did the Company has any related cost of goods sold.

Operating Expenses:

The Company’s operating losses for the years ended December 31, 2021 and 2020 were $188,961 and $354,777, respectively, a decrease of $165,816 or 47%. For the year ended December 31, 2021, the Company had total operating expenses of $188,961 primarily consisting of professional fees of $58,584, consulting fees of $8,140, public company expenses of $16,814, lease expense of $13,997, compensation expense of $76,150, research and development expenses of $1,000, storage expenses of $5,081, and other office expenses of $9,195. For the year ended December 31, 2020, the Company had total operating expenses of $354,777 primarily consisting of professional fees of $78,859, consulting fees of $208,029, public company expenses of $13,107, lease expense of $15,245, compensation expense of $16,072, research and development expenses of $6,000, travel and entertainment of $4,482, and other office expenses of $12,983.

Other income:

Other income for the years ended December 31, 2021 was $14,050 which is primarily attributable to the reduction of accounts payable over four years old which is past the statute of limitations. There was no comparable transaction for the prior period.

Net Loss:

The Company’s net loss for the years ended December 31, 2021 and 2020 was $174,911 and $354,777, respectively.

Liquidity and Capital Resources

As of December 31, 2021, the Company had total current assets of $28,672, which primarily consisted of cash of $13,074 and prepaid expenses of $15,598. As of December 31, 2020, the Company had total current assets of $123,875, which primarily consisted of cash of $123,493 and prepaid expenses of $382. As of December 31, 2021, and 2020 we had a working capital (deficit) surplus of $(18,558) and $92,781 respectively.

The Company will need additional capital requirements during fiscal year 2022. Currently, the Company does not have any revenue generating business operations, nor does the Company currently have the capital resources required to execute its business strategy. Therefore, the Company will attempt to raise additional capital through the sale of our securities.

The Company cannot assure that we will have sufficient capital to finance our growth and/or business operations or that such capital will be available on terms that are favorable to the Company or at all. The Company is currently incurring operating losses that are expected to continue for the foreseeable future. During the year ended December 31, 2021, we received total proceeds of $48,731 from sale of common stock which was used for working capital purposes. We have incurred legal, accounting, consulting, rent, public company expenses, and office expense during our operations.

We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $174,911 and $159,150, respectively, for the year ended December 31, 2021 and had no revenues during the year ended December 31, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit, and working capital deficit of $8,029,435, $18,558 and $18,558, respectively, at December 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. The Company is looking for merger and acquisition opportunities and therefore will not be continuing the current business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

	Years Ended December 31
	2021	2020
Net Cash Used in Operating Activities	$(159,150)	$(169,196)
Net Cash Provided by Financing Activities	48,731	186,028
Net Change in Cash	$(110,419)	$16,832

Net Cash Used in Operating Activities:

Net cash used in operating activities was $159,150 and $169,196 for the years ended December 31, 2021 and 2020, respectively.

●	During the year ended December 31, 2021 cash was used primarily as follows:

o	net loss was $174,911;

o	an increase in our prepaid expenses and other current asset of $15,216;

o	an increase in our total accounts payable and accrued expenses of $28,143 and;

o	non-cash operating expense of stock issued for services of $3,400.

●	During the year ended December 31, 2020 cash was used primarily as follows:

o	net loss was $354,777;

o	a decrease in our prepaid expenses and other current asset of $16,250;

o	a decrease in our total accounts payable and accrued expenses of $306 and;

o	non-cash operating expense of stock issued for services of $169,493.

Net Cash Provided by in Financing Activities:

Net cash provided by financing activities was $48,731 and $186,028 for the years ended December 31, 2021 and 2020, respectively.

●	During the year ended December 31, 2021, we received proceeds of $48,731 from sale of Company’s common stock.

●	During the year ended December 31, 2020, we received proceeds of $161,028 from sale of Company’s common stock and collected $25,000 from subscription receivable.

We currently have no external sources of liquidity, such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We expect to require additional financing to fund our current operations for calendar year 2022. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all.

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

Fair value measurements and fair value of financial instruments

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

Leases

The Company follows ASC Topic 842, Leases (Topic 842) and applying the package of practical expedients, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and will be included in general and administrative expenses.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-17 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures for the Company. 3As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective.

(b)	Management ’s Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “internal control over financial reporting”, as defined under Rule 13a-15(f) under the Exchange Act, means a process designed by, or under the supervision of, the issuer’s principal executive officer and principal financial officers, or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements. Based upon the evaluation of the internal control over financial reporting at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were not effective as a result of continuing material weaknesses principally due to the following:

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position	Position Held Since
Alysia WolfsKeil	60	Director/CEO/CFO	2021

On May 21, 2021, the Controlling Shareholders of the Company voted to appoint Alysia WolfsKeil, Esq. as the Interim Chief Executive Officer and Interim Chief Financial Officer, in order to fulfill the positions within the Company left vacant by the recent passing of Ernest W. Letiziano, the previous Chief Executive Officer and Chief Financial Officer of the Company.

On March 1, 2022, the Controlling Shareholders took action by written consent appointing Ms. WolfsKeil as the sole director of the Company, effective immediately. On March 1, 2022, Ms. WolfsKeil, in her capacity as the sole director of the Company, took action by written consent to appoint herself as the Chief Executive Officer and the Chief Financial Officer of the Company. Ms. WolfsKeil, Esq. shall serve as the sole director, Chief Executive Officer and Chief Financial Officer until the next annual meeting of the Company or until her successor has been duly elected and qualified or until her earlier death, resignation, or removal.

Alysia WolfsKeil, Esq has served as Chief Executive Officer and Chief Financial Officer of the Company since May 2021. She is an attorney with over 30 years of practice experience. Since 2008, she has served as the founding partner of Alysia WolfsKeil, P.A. She is a current member of the Florida and Massachusetts Bar Associations. Prior to entering the legal profession, she was a financial advisor at Prudential Bache Securities.

Ms. WolfsKeil earned a Bachelor of Arts degree, Magna Cum Laude, from University of California, Los Angeles and a Juris Doctorate degree from St. Thomas University of Law.

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

Audit Committee Financial Expert

Our Board does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a shell company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – identifying an operating business to acquire – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Code of Ethics

We do not currently have a code of ethic that applies to any member of the Board of Directors or our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were not complied with.

Item 11. Executive Compensation

Summary Compensation Table

Name And Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)[1]	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensa- tion Earnings (US$) (h)	All Other Compen- sation (US$) (i)	Total (US$) (j)
Ernest W. Letiziano	2021	$0	0	0	0	0	0	3,150	$3,150
Former CEO, President (1,2)	2020	$0	0	0	0	0	0	16,072	$16,072
Director
Alysia WolfsKeil	2021	$73,000	0	0	0	0	0	0	$73,000
CEO/CFO and	2020	$0	0	0	0	0	0	0	$0
Director (3,4)

1     Mr. Letiziano received reimbursements for his apartment as compensation for his services as represented by “All Other Compensation” above. The monthly rent due was approximately $1,000.

2     Mr. Letiziano had accrued compensation as officer of $460,952. $94,422 was exchanged for 829,721 shares of common stock on January 24, 2020. The balance of $366,530 was forgiven by Mr. Letiziano and charged against additional paid in capital.

3     On May 21, 2021, the Controlling Shareholders of the Company voted to appoint Alysia WolfsKeil, Esq. as the Interim Chief Executive Officer and Interim Chief Financial Officer, in order to fulfill the positions within the Company left vacant by the recent passing of Ernest W. Letiziano, the previous Chief Executive Officer and Chief Financial Officer of the Company. Ms. WolfsKeil will receive compensation of $10,000 per month commencing June 21, 2021.

4     On March 1, 2022, the Controlling Shareholders took action by written consent appointing Ms. WolfsKeil as the sole director of the Company, effective immediately . On March 1, 2022, Ms. WolfsKeil, in her capacity as the sole director of the Company, took action by written consent to appoint herself as the Chief Executive Officer and the Chief Financial Officer of the Company. Ms. WolfsKeil, Esq. shall serve as the sole director, Chief Executive Officer and Chief Financial Officer until the next annual meeting of the Company or until her successor has been duly elected and qualified or until her earlier death, resignation, or removal.

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

Name of Beneficial Owner	Shares of Series A Preferred	(1)	Shares of Common Stock	Percent of Common Stock (2)

Alysia WolfsKeil	-		30,000	*
Chief Executive Officer, Chief Financial Officer

All officers and directors as a group (1 person)	-		30,000	*

Name of beneficial owner (5%)

Estate of Ernest W. Letiziano	2,500,000	50%	2,639,841	15.00%
Hope Hillabrand	1,500,000	30%	498,400	4.29%
Thomas Donaldson	1,000,000	20%	1,235,339	6.50%

ALL BENEFICIAL OWNERS AS A GROUP		100%		25.79%

 * Represents beneficial ownership of less than one percent.

1)	Series A Super Voting Convertible Preferred Shares have ten (10) votes per share.

(1) Applicable percentages are based on 20,235,982 shares of our common stock outstanding as of March 28, 2022.

(2) Applicable percentages are based on 5,000,000 shares of our Series A Preferred Stock outstanding as of March 28, 2022.

Unless otherwise indicated, the mailing address for the shareholders is: c/o Signet International Holdings, Inc., 205 Worth Avenue, Suite 316, Palm Beach, Florida 33480.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by Salberg & Company, P.A., the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly report (Form 10-Q) are reported below.

	Audit	Taxes	Filings	Other	Total
2020	$31,400	$-	$-	$-	$31,400
2021	$35,000	$-	$-	$-	$35,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herein

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.	Herein

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL

*	Filed herewith.

Signet International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Signet International Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Signet International Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $174,911 and $159,150, respectively, in 2021, has no revenue in 2021 or 2020 and has an accumulated deficit, stockholders’ deficit and working capital deficit of $8,029,435, $18,558 and $18,558, respectively, at December 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boca Raton, Florida

March 31, 2022

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

Signet International Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$13,074	$123,493
Prepaid expenses and other current assets	15,598	382

Total Current Assets	28,672	123,875

NON-CURRENT ASSETS:
Operating lease right-of-use asset, net	-	25,277

TOTAL ASSETS	$28,672	$149,152

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$47,230	$19,087
Operating lease obligation - current portion	-	12,007

Total Current Liabilities	47,230	31,094

LONG-TERM LIABILITIES:
Operating lease obligation - long-term portion	-	13,836

Total Liabilities	47,230	44,930

Commitments and Contingencies (see Note 6)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Convertible Series A Preferred stock ($0.001 Par Value; 5,000,000 Shares Designated; 5,000,000 issued and outstanding)	5,000	5,000
Common stock, $0.001 par value: 100,000,000 shares authorized; 20,535,982 and 19,913,982 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	20,536	19,914
Common stock issuable (164,018 and 0 shares as of December 31, 2021 and December 31, 2020, respectively)	164	-
Additional paid in capital	7,985,177	7,933,832
Accumulated deficit	(8,029,435)	(7,854,524)

Total Stockholders’ Equity (Deficit)	(18,558)	104,222

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$28,672	$149,152

See accompanying notes to consolidated financial statements.

Signet International Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For The Years Ended

	December 31,
	2021	2020

NET REVENUES	$-	$-

OPERATING EXPENSES:
Professional and consulting fees	66,724	286,888
General and administrative	122,237	67,889

Total Operating Expenses	188,961	354,777

LOSS FROM OPERATIONS	(188,961)	(354,777)

Other income:
Other income	14,050	-

Total Other Income	14,050	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(174,911)	(354,777)

Provision for income taxes	-	-

NET LOSS	$(174,911)	$(354,777)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	20,563,765	19,156,542

See accompanying notes to consolidated financial statements.

Signet International Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (deficit)

For the Years Ended December 31, 2021 and 2020

	Preferred Stock - Series A		Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated	Total Stock holders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	5,000,000	$5,000	15,954,358	$15,954	-	$-	$7,146,319	$(7,499,747)	$(332,474)

Sale of common stock for cash	-	-	1,648,300	1,650	-	-	159,378	-	161,028

Issuance of common stock for accrued salaries	-	-	829,721	830	-	-	93,592	-	94,422

Issuance of common stock for services	-	-	1,481,603	1,480	-	-	168,013	-	169,493

Contributed capital by an officer through forgiveness of accrued salaries	-	-	-	-	-		366,530	-	366,530

Net Loss	-	-	-	-	-			(354,777)	(354,777)

Balance, December 31, 2020	5,000,000	5,000	19,913,982	19,914	-	-	7,933,832	(7,854,524)	104,222

Sale of common stock for cash	-	-	450,000	450	214,018	214	48,067	-	48,731

Issuance of common stock for services	-	-	22,000	22	100,000	100	3,278	-	3,400

Common stock issued for common stock issuable	-	-	150,000	150	(150,000)	(150)	-	-	-

Net Loss	-	-	-	-	-			(174,911)	(174,911)

Balance, December 31, 2021	5,000,000	$5,000	20,535,982	$20,536	164,018	$164	$7,985,177	$(8,029,435)	$(18,558)

See accompanying notes to consolidated financial statements.

Signet International Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(174,911)	$(354,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	3,400	169,493
Rent expense, net	(566)	144
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(15,216)	16,250
Accounts payable and accrued expenses	28,143	(306)

NET CASH USED IN OPERATING ACTIVITIES	(159,150)	(169,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	48,731	161,028
Collection of subscription receivable	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,731	186,028

NET CHANGE IN CASH	(110,419)	16,832

CASH, beginning of year	123,493	106,661

CASH, end of year	$13,074	$123,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for accrued salaries	$-	$94,422
Contributed capital by an officer through forgiveness of accrued salary	$-	$366,530
Removal of right-of-use asset	$19,379	$-
Removal of operating lease liability	$20,018	$-

See accompanying condensed notes to consolidated financial statements.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1 - Organization and Description of Business

Signet International Holdings, Inc. (the “Company”) was incorporated in the State of Delaware on February 2, 2005. The Company’s principal business plan was to focus in developing advanced technologies, energy solutions and medical devices. The Company has no operating history as of yet.

Note 2 - Going Concern

The accompanying consolidated financial statements are prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $174,911 and $159,150 respectively, for the year ended December 31, 2021 and has no revenues in 2021 or 2020. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $8,029,435, $18,558, and $18,558, respectively, as of December 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its three wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. All wholly-owned subsidiaries were inactive subsidiaries at December 31, 2021 and 2020 and for each of the two years in the period ended December 31, 2021.

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

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company did not have cash equivalents as of December 31, 2021 and 2020. The Company places its cash with high credit quality financial institutions. The Company’s accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2021, the Company had not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

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

December 31, 2021 and 2020

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

Research and development

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. During the year ended December 31, 2021 and 2020, research and development costs were $1,000 and $6,000, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations.

Net loss per share of common stock

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares during the period. Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. At December 31, 2021 and 2020, the Company had 50,000,000 potentially dilutive securities outstanding related to Series A Convertible Preferred Stock for both periods (see Note 4). Those potentially dilutive common stock equivalents were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss.

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

Leases

The Company follows ASC Topic 842, Leases (Topic 842) and applying the package of practical expedients, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and will be included in general and administrative expenses.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Recent accounting pronouncements

Accounting standards which are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations.

Note 4 – Stockholders’ Deficit

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

There were 5,000,000 shares of Series A preferred stock issued and outstanding as of December 31, 2021 and 2020.

Common stock

During the year ended December 31, 2020:

In January 2020, the Company settled accrued salaries to its former Chief Executive Officer (“Former CEO”) in the amount of $94,422 by issuing 829,721 shares of common stock at a price of approximately $0.11 per share, based on recent private placement sales of common stock on the date of grant. Additionally, the Former CEO forgave accrued salary of $366,530.

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

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

During the year ended December 31, 2021:

●	Between January 2021 and June 2021, the Company became obligated to issue a total of 122,000 shares of common stock to two consultants of which 120,000 will be earned and the related expense will be recognized over a 36-month term. During the year ended December 31, 2021, the Company issued an aggregate of 22,000 shares of common stock to the two consultants for services rendered and the balance of 100,000 shares remains to be issued as of December 31, 2021 (see Note 6). The fair value of these shares were valued on the grant dates at $12,400 or an average of approximately $0.10 per share, based on the quoted trading price on the date of grants of which $3,400 were recognized as stock based consulting expense during the year ended December 31, 2021.

●	Between February 2021 and March 2021, the Company received total gross proceeds of $33,750 or an average of approximately $0.08 per share, from the sale of 450,000 shares of the Company’s common stock.

●	In April 2021, the Company received total gross proceeds of $14,981 or an average of approximately $0.07 per share, from the sale of 214,018 shares of the Company’s common stock. A portion of the 214,018 shares of common stock were not issued and has been recorded as common stock issuable as of December 31, 2021. In July 2021, the Company issued 150,000 shares and the balance of 64,018 shares remains to be issued.

Note 5 – Income Taxes

The Company has incurred historical aggregate net operating losses of approximately $2,182,527 for income tax purposes as of December 31, 2021. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. Management believes that the realization of the benefits from these losses appears not more than likely than not due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as necessary.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2010
Income tax benefit at U.S. statutory rate of 21%	$(36,731)	$(74,503)
Income tax benefit – State tax rate at 5%	(8,746)	(17,739)
Non-deductible expenses	884	44,068
Increase in valuation allowance	44,593	48,174
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset was as follows:

Deferred Tax Asset:	December 31, 2021	December 31, 2010
Net operating loss carryforward	$567,457	$522,864
Valuation allowance	(567,457)	(522,864)
Net deferred tax asset	$-	$-

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

The Company provided a valuation allowance equal to the deferred income tax asset for the year ended December 31, 2021 and 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $44,593 in fiscal 2021. The potential tax benefit arising from the loss carryforward of approximately $1,668,018 accumulated through December 31, 2017 will expire in 2037 and the fiscal 2018, 2019, 2020 and 2021 net operating loss carryforward of approximately $514,509 may be carried forward indefinitely.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes or business changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019, 2020 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 6 – Commitments and Contingencies

Operating lease

In January 2018, the Company entered into a one-year sub-lease agreement related to its leased office facilities in Palm Beach, FL with the Former CEO of the Company (see Note 7). The lease shall automatically be extended for successive one-year renewal term not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease required monthly payments of approximately $1,136 plus sales tax and the Company was not responsible for any additional charges for common area maintenance. The monthly rent was subject to an increase by 2% at the end of each year. On July 1, 2021, the Company early terminated the sub-lease agreement and entered into a new one-year lease agreement with the landlord (see Note 7). Accordingly, on July 1, 2021, the Company reversed the remaining balance of the ROU asset of $19,379, operating lease liability of $20,018 and credited the difference to lease expense of $639. In March 2022, the Company early terminated the new lease agreement.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2020, upon adoption of ASC Topic 842, the Company recorded right-of-use assets $45,645 and total lease liabilities of $45,645 based on an incremental borrowing rate of 12%. For the respective years ended December 31, 2021 and 2020, we paid an aggregate of $14,564 and $15,100 for rent under this agreement, respectively.

Right of Use (“ROU”) Asset is summarized below:

	As of December 31, 2021	As of December 31, 2020

Office lease, ROU Asset	$45,645	$45,645
Less: Accumulated amortization	(26,266)	(20,368)
Less: reversal of remaining balance due to termination on July 1, 2021	(19,379)	-
Balance of ROU asset	$-	$25,277

Operating lease liability related to the ROU asset is summarized below:

	As of December 31, 2021	As of December 31, 2020

Office lease liability	$45,645	$45,645
Reduction of lease liability	(25,627)	(19,802)
Total	20,018	25,843
Less: current portion	-	(12,007)
Less: reversal of remaining balance due to termination on July 1, 2021	(20,018)	-
Long term portion of lease liability	$-	$13,836

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

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

Exclusive licensing agreements

Graphene foam coating and deicing

On October 30, 2020, the (“Effective Date”) the Company had entered into an exclusive licensing agreement with a University for the licensed patents related to the technology for graphene foam coating and deicing. The term of this license shall continue until licensee permanently discontinue the sale of any licensed products or unless terminated pursuant to the terms of this agreement. Licensee may grant written sublicenses to third parties. However, the licensee shall notify the University of the initiation of the license negotiation. Licensee may terminate this agreement by giving at least sixty days written notice to University. The University may terminate this agreement by giving the licensee at least thirty days written notice upon the occurrence of certain events as defined in the agreement.

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

Furthermore, the Company agreed to pay Licensor minimum royalty payments, as follows:

Payment	Year
$2,000	2021
$3,000	2022
$5,000	2023
$10,000	2024 and every year thereafter on the same date, for the life of this License Agreement.

The first minimum royalty payment was due on December 31, 2021 for calendar year 2021. In March 2022, the Company sent a notice of termination of this exclusive licensing agreement to the University.

Rechargeable battery device

October 30, 2020, the (“Effective Date”) the Company had entered into an exclusive licensing agreement with a University for the licensed patents related to the technology for rechargeable battery device. The term of this license shall continue until licensee permanently discontinue the sale of any licensed products or unless terminated pursuant to the terms of this agreement. Licensee may grant written sublicenses to third parties. However, the licensee shall notify the University of the initiation of the license negotiation. Licensee may terminate this agreement by giving at least sixty days written notice to University. The University may terminate this agreement by giving the licensee at least thirty days written notice upon the occurrence of certain events as defined in the agreement.

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

December 31, 2021 and 2020

Additionally, the Company agreed to pay certain royalty payments as follows:

(i) 5.5% for Net Revenues of licensed products; and

(ii) 5.5% for Net Revenues of licensed processes.

Furthermore, the Company agreed to pay Licensor minimum royalty payments, as follows:

Payment	Year
$2,000	2021
$3,000	2022
$5,000	2023
$10,000	2024 and every year thereafter on the same date, for the life of this License Agreement.

The first minimum royalty payment was due on December 31, 2021 for calendar year 2021. In March 2022, the Company sent a notice of termination of this exclusive licensing agreement to the University.

Currently, the Company is in negotiation with the University to settle any unpaid obligations for the licensed patents related to the technology for graphene foam coating and deicing and the technology for rechargeable battery device for $6,000.

Consulting agreements

On January 5, 2020, the Company entered into a twelve-month agreement, effective as of March 13, 2020, with a consultant to serve as a technical science consultant, for $2,500 cash payment and 30,000 shares of the Company’s common stock. This agreement may be terminated without cause by either party in 30 days upon submitting a written notice. These shares had a fair value of $2,250 or $0.075 per share, based on recent private placement sales of common stock which was recorded as stock-based consulting. This agreement was not renewed and therefore there was no further obligation as of December 31, 2021.

On February 13, 2020, the Company entered into a six-month agreement with an individual to serve as a chief engineer consultant. The Company will pay the consultant a consulting fee in cash and shares of the Company’s common stock for services to be rendered, to be determined and agreed upon by both parties when services begin. This agreement was not renewed and therefore there was no further obligation as of December 31, 2021.

On May 21, 2020, the Company entered into an amended agreement with an individual related to a six-month consulting agreement dated on August 29, 2019. The consultant will provide business advisory, investor relations, and promotion services in exchange for 3,125 shares of the Company’s common stock per month. The consulting agreement may be renewed or extended for any period as may be agreed by the parties. This agreement may be terminated, without cause by either party, upon submitting 30 days written notice. This agreement was not renewed and therefore there was no further obligation as of December 31, 2021.

In January 2021, the Company entered into a thirty-six month consulting agreement with an individual. The consultant will provide promotion services in exchange for the issuance of 20,000 shares for a period of six months, a total of 120,000 shares of the Company’s common stock. This agreement may be terminated, without cause by either party, upon submitting 30 days written notice. During the year ended December 31, 2021, the Company issued 20,000 shares and the balance of 100,000 shares remains to be issued at December 31, 2021. During the year ended December 31, 2021, the Company recognized stock-based consulting of $3,000 (see Note 4).

Distributor agreement

On January 18, 2021, The Company had executed an Exclusive Distributor Agreement with Jarada, Inc. Ltd (“Jarada”) of Seoul Korea. The Agreement appointed Jarada an exclusive South Korean territorial distribution rights to all of the Company’s Graphene products that will be developed and made available for worldwide commercialization. The Company shall pay Jarada 15% commission on all sales made by Jarada of the Company’s Graphene products. The term of this agreement was for two years from the date of execution and shall automatically renewed unless either party provides notice of termination. No sales of the Graphene products had occurred during the year ended December 31, 2021. In March 2022, the Company sent a notice of termination of this Exclusive Distributor Agreement to Jarada.

Note 7 – Related Party Transactions

In January 2020, the Company settled accrued salary owed to its Former CEO by issuing 829,721 shares of common stock valued at $94,422, based on recent private placement sales of common stock on the date of grant (see Note 4). Additionally, the Former CEO forgave accrued salary of $366,530. The Company reduced total accrued salary by $460,952 in connection with the issuance of the 829,721 shares of common stock and recorded contributed capital of $366,530 for the forgiveness of accrued salary.

The Company paid rental fees for personal housing of $3,150 and $12,600 during the years ended December 31, 2021 and 2020, respectively, to an affiliated company owned by the Former CEO of the Company which was recorded as compensation to the Former CEO and included in general and administrative expenses as reflected in the accompanying consolidated statements of operations.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

In January 2018, the Company entered into a one-year sub-lease agreement related to its leased office facilities in Palm Beach, FL with the Former CEO of the Company. The lease shall automatically be extended for successive one-year renewal term not to exceed 5 annual renewal terms in total unless the landlord or tenant gives a written notice of non-renewal on or before 30 days prior to expiration of the term. The lease currently requires monthly payments of approximately $1,136 plus sales tax and the Company is not responsible for any additional charges for common area maintenance. The monthly rent will increase by 2% at the end of each year. On July 1, 2021, the Company early terminated the sub-lease agreement and entered into a new one-year lease agreement with the landlord (see Note 6). In March 2022, the landlord agreed to early terminate the one-year lease effective March 31, 2022 in the condition that the Company’s Interim Chief Executive Officer will assume and enter into a new lease agreement with the landlord on April 1, 2022.

On May 21, 2021, a majority of the shareholders of the Company, voted to appoint Alysia WolfsKeil, Esq. as the Interim Chief Executive Officer and Interim Chief Financial Officer, in order to fulfill the positions within the Company left vacant by the recent passing of Ernest W. Letiziano, the Former CEO and CFO of the Company. Ms. WolfsKeil is the daughter of Ernest W. Letiziano, the Former CEO and CFO of the Company. Ms. WolfsKeil, Esq. shall have limited powers in her positions, specifically she shall be empowered to direct all relevant services providers of the Company as they relate to any and all such filings with the SEC, gain access and be provided banking authority over any and all bank accounts or other trade accounts in the name of the Company, and enter into negotiations with potential third parties who may be considered potential acquisition targets of the Company. Ms. WolfsKeil, Esq. shall serve the shorter of a) her termination by the shareholders or b) six months from the May 21, 2021 and will receive compensation of $10,000 per month. During the year ended December 31, 2021, Ms. WolfsKeil was paid $30,000 for services related to keeping the Company’s required public filings current. As of December 31, 2021, accrued compensation to Ms. WolfsKeil amounted to $43,000 (from June 21, 2021 to December 31, 2021) and is included in accounts payable and accrued expenses in the consolidated balance sheet.

Note 8 - Subsequent Events

On February 28, 2022, the Company, Estate of Ernest W. Letiziano, Ms. Hope Hillabrand, and Mr. Thomas Donaldson (collectively, the “Controlling Shareholders”) and Golden Ally Lifetech Group Co., Ltd., a Delaware corporation (“Golden Ally”) entered into a Share Purchase and Exchange Agreement (the “SPA”).

Under the SPA, the Controlling Shareholders of the Company agreed to sell to Golden Ally their capital stock of the Company, consisting of 5,000,000 shares of Series A Convertible Super Preferred Stock (convertible into 50,000,000 common shares) and 4,474,080 common shares for $375,000 in cash (the “Purchase”).

Immediately after the completion of the Purchase, at the closing (the “Closing”) and subject to the terms and conditions of the SPA, Golden Ally shall cause the Golden Ally shareholders to sell, assign and transfer to the Company all of the Golden Ally shares in exchange for newly issued shares of the Company based on the Exchange Ratios described below (the “Exchange”, and together with the Purchase and the other transactions contemplated by the SPA, the “Transactions”).

As of the date of the SPA, the authorized capital stock of Golden Ally consists of 1 billion Class A common shares, par value $0.00001 per share (the “Golden Ally Class A Common Shares”), each of which has 10 votes and is convertible into one Golden Ally Class B Common Share, and 9 billion Class B common shares, par value $0.00001 per share (the “Golden Ally Class B Common Shares”). There are 1 billion Golden Ally Class A Common Shares and 8.5 billion Golden Ally Class B Common Shares issued and outstanding.

Signet International Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

As consideration for the sale of the Golden Ally shares by the Golden Ally shareholders to the Company, at the Closing, the Company shall allot and issue shares of the Company to the Golden Ally shareholders or their nominees in such exchange ratios (the “Exchange Ratios”) as follows: (i) each share of Golden Ally Class A Common Stock will be exchanged for one share of Series A Preferred Stock of the Company (as designated by the Amended and Restated Certificate of Incorporation of the Company to be effective prior to the Closing); and (ii) each share of Golden Ally Class B Common Stock will be exchanged for one share of the Company’s Common Stock. Immediately after the Closing, the Golden Ally shareholders will hold approximately 99.9% of the total outstanding voting power of the Company and Golden Ally will become a subsidiary of the Company.

The SPA contains representations, warranties and covenants customary for a transaction of this nature, as well as certain indemnification obligations of the parties thereto for breaches of representations, warranties and covenants.

The consummation of the Transactions is subject to the satisfaction or waiver of certain customary conditions at or prior to the Closing, including (i) the accuracy of each party’s representations and warranties (subject to certain materiality standards), (ii) each party’s compliance with its covenants contained in the SPA (subject to a customary materiality standard), (iii) the absence of any event, change, effect, occurrence or circumstance that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the Company and (iv) the absence of any law or order that restrains, enjoins, makes illegal or otherwise prevents or prohibits the Closing. The parties expect that the Transactions will close in the first or second quarter of 2022.

The SPA contains certain termination rights for both the Company and Golden Ally. The Company and/or Golden Ally may terminate the SPA by mutual agreement, for breach of the SPA, or if the Company has not been able to obtain a certificate of good standing before the Closing. The foregoing summary description of the SPA and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the SPA and the terms of which are incorporated by reference herein.

On March 1, 2022, the Controlling Shareholders took action by written consent appointing Ms. WolfsKeil as the sole director of the Company, effective immediately. On March 1, 2022, Ms. WolfsKeil, in her capacity as the sole director of the Company, took action by written consent to appoint herself as the Chief Executive Officer and the Chief Financial Officer of the Company. Ms. WolfsKeil, Esq. shall serve as the sole director, Chief Executive Officer and Chief Financial Officer until the next annual meeting of the Company or until her successor has been duly elected and qualified or until her earlier death, resignation, or removal.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signet International Holdings, Inc.

Date: March 31, 2022	By:	/s/ Alysia WolfsKeil
	Name:	Alysia WolfsKeil
	Title:	Chairman of the Board of Directors, & Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Alysia WolfsKeil
	Name:	Alysia WolfsKeil
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on this 31st day of March 2022 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Alysia WolfsKeil	Director, Chief Executive Officer, Chief Financial Officer
Alysia WolfsKeil	(Principal Executive Officer) (Principal Financial and Accounting Officer)