Form 10-Q
period 2022-03-31
SIGNET INTERNATIONAL HOLDINGS, INC.
filed 2022-05-23
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File No. 000-51185

Signet International Holdings, Inc.

(exact name of registrant as specified in its charter)

Delaware	16-1732674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 S. Mopack Exp Building 1, Suite 300, Austin, TX 78746

(Address of principal executive offices) (zip code)

(512) 430-1553

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2022, the registrant had 20,535,982 shares of common stock outstanding.

Item 1. Financial Statements.

Golden Ally Lifetech Group, Inc.

Condensed Balance Sheets

March 31, 2022

(Unaudited)

	March 31, 2022	December 31, 2021
Assets

Current
Cash	$5,709,666	$2,999,370
Prepaids	389,876	-
Total Current Assets	6,099,542	2,999,370

Goodwill	1,777,204	-
Total Assets	$7,876,746	$2,999,370

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$19,862	$-
Due to related parties	5,000	5,000
Total Current liabilities	24,862	5,000
Total Liabilities	24,862	5,000

Stockholders’ Equity

Convertible Series A Preferred Stock, par value $0.001: 5,000,000 issued and outstanding	5,000	5,000
Common Stock, par value $0.001; 20,535,982 issued and outstanding	20,536	20,536
Additional paid-in capital	9,845,668	3,026,404
Accumulated deficit	(2,019,320)	(57,570)
Total Stockholders’ Equity	7,851,884	2,994,370

Total Liabilities and Stockholders’ Equity	$7,876,746	$2,999,370

The accompanying notes are an integral part of these unaudited condensed financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Statements of Operations and Loss

For the three Months Ended March 31, 2022 and 2021

(Unaudited)

	For the three Months Ended March 31,
	2022	2021

Operating Expenses
General and administrative	$156,546	$-
Professional fees	1,393,883	-
Wages and salaries	411,321	-
Total Operating Expenses	1,961,750	-

Net operating loss	(1,961,750)	-
Income tax	-	-
Net Loss	$(1,961,750)	$-

Loss per Common Share	$(0.10)	$0.00

Weighted Average Common Shares Outstanding	20,535,982	9,317,447

The accompanying notes are an integral part of these unaudited condensed financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2021	5,000,000	$5,000	20,535,982	$20,536	$3,026,404	$(57,570)	$2,994,370
Stock subscription received					5,042,060		5,042,060
Recapitalization (reverse merger)					1,777,204	-	1,777,204
Net loss	-	-	-	-	-	(1,961,750)	(1,961,750)
Balance March 31, 2022	5,000,000.00	$5,000.00	20,535,982	$20,536	$9,845,668	$(2,019,320)	$7,851,884

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2020	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-
Balance March 31, 2021	-	$-	-	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,961,750)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaids	(389,876)	-
Accounts payable and accrued liabilities	19,862	-
Goodwill	(1,777,204)
Net cash used in Operating Activities	(4,108,968)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	5,042,060
Reverse recapitalization	1,777,204
Net cash provided by Financing Activities	6,819,264	-

Inflow of Cash	2,710,296	-
Cash - Beginning of period	2,999,370	-
Cash - End of period	$5,709,666	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Golden Ally Lifetech Group, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2022

NOTE 1 – BUSINESS

Golden Ally Lifetech Group Inc. (“Golden Ally”) is a Delaware corporation incorporated on December 1, 2020, and operates out of Austin, Texas.

Golden Ally is a high-tech start-up Signet focusing on a unique product offering. Golden Ally activities to date have focused on the development and exploration of water filtration technology and consumer products with Aquaporin (“AQP”) Active Water. Golden Ally has been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products.

On April 06, 2022, Golden Ally closed on the Share Purchase and Exchange Agreement (“SPA”) with Signet International Holdings, Inc. (“Signet”), a Delaware corporation formed on February 2, 2005, and the Signet Controlling Shareholders. Under generally accepted accounting principles, the acquisition by Signet of Golden Ally is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Golden Ally of Signet with the issuance of stock by Golden Ally for the net assets of Signet. This transaction is reflected as a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse merger accounting, the comparative historical financial statements of Signet, as the legal acquirer, are those of the accounting acquirer, Golden Ally. Accordingly, Golden Ally’s financial statements prior to the closing of the reverse acquisition, reflect only the business of Golden Ally. As part of the agreement, Golden Ally paid $375,000 cash and exchanged all of its shares with shares of Signet.

In March 2022 Signet’s Board of Directors approved, among other things, an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, subject to stockholder approval. Stockholder approval was obtained through written consent. Upon approval of all regulating authorities, Signet’s name will be changed from “Signet International Holdings, Inc.” to “Golden Ally Lifetech Group, Inc.”

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Golden Ally has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As reflected in the accompanying unaudited condensed financial statements, Golden Ally had a net loss of $1,961,750 and used net cash in operations of $4,108,968 for the three months ended March 31, 2022. Golden Ally has an accumulated deficit of $2,019,320 as of March 31, 2022. These factors raise substantial doubt about the ability of Signet to continue as a going concern.

In order to continue as a going concern, Golden Ally will need, among other things, additional capital resources. Management’s plan is to obtain such resources for Golden Ally by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing.

Management has held preliminary discussions with potential investors to secure significant capital for Golden Ally in 2022. Management is confident that the diversified options for financing available to Golden Ally in 2022, along with support from significant shareholders, will allow it to achieve its objectives and satisfy its capital requirements.

These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Golden Ally be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Signet’s Information Statement on Schedule 14C, filed with the SEC on March 16, 2022. These condensed financial statements of Golden Ally include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Golden Ally’s financial position as of March 31, 2022, and results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Golden Ally’s accounting policies from those described in the Golden Ally’s audited financial statements and the related notes to those statements.

Pursuant to the SPA, the Business Combination was accounted for as a recapitalization in accordance with US GAAP. Under this method of accounting, of Signet International Holdings, Inc., was treated as the acquired company and Golden Ally Lifetech Group, Inc., was treated as the acquirer for financial statement reporting purposes.

Golden Ally Lifetech Group, Inc. was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

●	Golden Ally Lifetech Group, Inc., through their ownership of the Convertible Series A Preferred stock and Common Stock, has a 77% of the voting interest;

●	Golden Ally Lifetech Group, Inc., selected all of the new board of directors of Signet;

●	Golden Ally Lifetech Group, Inc., senior management is the senior management of Signet; and

●	Golden Ally Lifetech Group, Inc., is the larger entity based on historical operating activity.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosure at the date of the financial statements. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and cash equivalents

For purposes of the statement of cash flows, Golden Ally considers all highly liquid instruments purchased with an original maturity of three months or less to be cash.

As of March 31, 2022, and December 31, 2021, Golden Ally had cash of $5,709,666 and $2,999,370.

Concentrations of Credit Risk

Golden Ally maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Golden Ally continually monitors its banking relationships and consequently has not experienced any losses in its accounts. Management believes Golden Ally is not exposed to any significant credit risk on cash.

Loss per Share

Loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Golden Ally had no dilutive instruments outstanding during the periods presented.

Recent Accounting Pronouncements

Golden Ally has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and Golden Ally does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – PREPAID EXPENSE

During the three months ended March 31, 2022, Golden Ally entered into an agreement with a company owned by a related party to develop and implement marketing strategies for the Golden Ally’s products. Golden Ally paid $1,200,000 per the terms of the agreement for services to be provided. As of March 31, 2022, $1,000,000 of the retainer was expensed and $200,000 was recorded as a prepaid expense.

During the three months ended March 31, 2022, Golden Ally entered into an agreement for legal services and paid $500,000 as a retainer to the legal service provider. As of March 31, 2022, $310,124 of the retainer was expensed and the $189,876 was recorded as a prepaid expense.

NOTE 5 – GOODWILL

Under generally accepted accounting principles, the acquisition by Signet of Golden Ally is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Golden Ally of Signet with the issuance of stock by Golden Ally for the net assets of Signet. This transaction is reflected as a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse merger accounting, the comparative historical financial statements of Signet, as the legal acquirer, are those of the accounting acquirer, Golden Ally. As part of the agreement, Golden Ally exchanged 100% of its shares for 77% of Signet shares, representing a premium for the 23% of Signet stock not acquired. Golden Ally recorded $1,777,204 in Goodwill for the shares not acquired and $375,000 cash paid.

NOTE 6 – INVESTMENT – RELATED PARTY, AND ITS SUBSEQUENT RECISSION

On December 1, 2021, Golden Ally entered into an agreement to purchase 20% of the issued and outstanding shares of Asia Hybrid Cryptocurrency Limited (“Asia Hybrid”) for $2,000,000. As part of the agreement, Asia Hybrid was to develop and maintain a digital platform for use by Golden Ally. Golden Ally made the payment of $2,000,000 in accordance with the agreement in December 2021.

On March 7, 2022, Golden Ally entered a recission agreement with Asia Hybrid, and a related party, whereby the original agreement between Golden Ally and Asia Hybrid was rescinded effective December 1, 2021, and both party’s obligations of the agreement were terminated.

NOTE 7 – CAPITAL STOCK

Common Stock

Subsequent to December 31, 2021, Golden Ally received $5,042,060 for stock subscriptions related to common stock.

The authorized capital stock consists of 100,000,000 shares of common stock. There were 20,535,982 common shares outstanding as of March 31, 2022.

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

On March 14, 2007, Signet formally designated a series of Super Voting Convertible Preferred Stock (the “Series A Super Voting Preferred Stock”) of Signet’s 50,000,000 authorized shares of the capital preferred stock of the Corporation. The designated Series A Super Voting Convertible Preferred Stock, consists of 5,000,000 shares, par value $.001 per share, which shall have the following preferences, powers, designations and other special rights:

Holders of the Series A Super Voting Convertible Preferred Stock:

Shall have ten votes per share held on all matters submitted to the shareholders of Signet for a vote thereon. Each holder of these shares shall have the option to appoint two additional members to the Board of Directors. Each share shall be convertible into ten (10) shares of common stock. Signet may redeem at $0.10 per share with 30 days’ notice.

Dividends:

Shall be entitled to receive dividends or distributions on a pro rata basis with the holders of common stock when and if declared by the Board of Directors Signet. Dividends shall not be cumulative. No dividends or distributions shall be declared or paid or set apart for payment on the Common Stock in any calendar year unless dividends or distributions on the Series A Preferred Stock for such calendar year are likewise declared and paid or set apart for payment. No declared and unpaid dividends shall bear or accrue interest.

Liquidation Preference:

Upon the liquidation, dissolution and winding up of Signet, whether voluntary or involuntary, the holders of the Series A Super Voting Convertible Preferred Stock then outstanding shall be entitled to, on a pro-rata basis with the holders of common stock, distributions of the assets of the Corporation, whether from capital or from earnings available for distribution to its stockholders.

There were 5,000,000 shares of Series A preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021.

NOTE 8 – RELATED PARTIES

During the year ended December 31, 2021, a related party paid expenses on behalf of Golden Ally of $5,000. As of March 31, 2022, the related party owed $5,000.

During the three months ended March 31, 2022 and 2021, Golden Ally paid $411,321 and $0 in wages and salaries to related parties.

NOTE 9 – COMMITMENTS

Operating lease

During the three months ended March 31, 2022, Golden Ally entered into an agreement for office space in Texas. The agreement term is from January 19, 2022, to January 31, 2023, at a rate of $332 per month. The lease has been accounted for as a short-term lease and rental payments expensed.

During the three months ended March 31, 2022, Golden Ally entered into a lease for a location in California. The term of the lease is four months ending on May 31, 2022. The base rent is $5,970 per month. The lease has been accounted for as a short-term lease and rental payments expensed.

NOTE 10 – SUBSEQUENT EVENTS

Golden Ally evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued for potential recognition or disclosure. Golden Ally did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

END OF FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and other reports we filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” or “continue” or the negative of those words and other comparable words. These statements may relate to, among other things, our ability to implement and fund our business plan; expectations for our financial results, revenue, operating expenses and other financial measures in future periods; and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements.

April 2022 Transaction; Recent Developments

On February 28, 2022, Signet International Holdings, Inc. (the “Signet”), Estate of Ernest W. Letiziano, Ms. Hope Hillabrand, and Mr. Thomas Donaldson (collectively, the “Controlling Shareholders”) and Golden Ally Lifetech Group Co., Ltd., a Delaware corporation (“Golden Ally”) entered into a Share Purchase and Exchange Agreement (the “SPA”).

The transactions contemplated by the SPA were consummated on April 6, 2022. Under the SPA, the Controlling Shareholders agreed to sell to Golden Ally their capital stock of Signet, consisting of 5,000,000 shares of Series A Convertible Super Preferred Stock (convertible into 50,000,000 common shares) and 4,474,080 common shares for $375,000 in cash (the “Purchase”). Immediately after the completion of the Purchase, at the closing (the “Closing”) and subject to the terms and conditions of the SPA, Golden Ally caused its shareholders to sell, assign and transfer to Signet all of the Golden Ally shares. The former stockholders of Golden Ally collectively hold beneficially and of record over 77% of the total issued and outstanding equity securities and voting power of Signet.

In March 2022 Signet’s Board of Directors approved, among other things, an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, subject to stockholder approval. Stockholder approval was obtained through written consent. Upon the Amended and Restated Certificate of Incorporation being filed with the Delaware Secretary of State Signet’s name will be changed from “Signet International Holdings, Inc.” to “Golden Ally Lifetech Group, Inc.”

Our Business

As a result of the Transactions, Signet’s operations will be conducted through its subsidiary Golden Ally. Golden Ally is focused on its Aquaporin (“AQP”) Active Water project, which is a derivative of an academic inspiration from the 2003 Nobel Laureates in Chemistry, Dr. Peter Agre and Dr. Roderick MacKinnon jointly, “for discoveries concerning channels in cell membranes”. Golden Ally has been working closely with experienced field experts and top scientific research institutions to apply the famous Nobel Prize theory of aquaporins into its commercialized products, i.e., the AQP Active Water.

AQP Active Water is the product of a unique water filtration technology derived from raw materials with exclusive access by Golden Ally. The advanced technology can enhance water filtration for better body cell absorption to improve health. All AQP Active Water products are expected to be produced through OEM arrangements and their distribution logistics will also be supported by the OEM partners.

AQP Active Water is an epoch-making product. Consumption for a prolonged period is foreseen to possibly extend human body cells’ lifespan. Golden Ally has been running laboratory tests on its products at the David Geffen School of Medicine at University of California, Los Angeles.

High-income households are Golden Ally’s targeted consumers due to a strong correlation between income level and health spending. The global consumer pool for AQP Active Water is estimated at 17.61 million households. These households represent the portion that has an annual household income of over $150,000 USD, a level that can potentially support annual household spending on healthcare products.

Results of Operations

Overview

Golden Ally is a developmental stage company that is currently implementing its business plan, which is to be a high-tech start-up focused on a unique product offering. Our activities to date have focused on the development and exploration of water filtration technology and consumer products with AQP Active Water. We have been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products.

Limited Operating History; Need for Additional Capital

We have had limited operations and have been issued a “going concern” opinion by our auditor for the year ended December 31, 2021, based on our lack of an established source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. We have incurred a cumulative net loss of $2,019,320. There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products and market downturns.

In the first quarter of 2022, Golden Ally received $5,042,060 for stock subscriptions receivable related to its Class B Common Stock. We expect to require further investments and have no assurance that future financings will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our business plans or we may be forced to cease operations.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. No revenues have been generated to date and we expect limited revenues.

Results of Operations

During the three months ended March 31, 2022, we did not generate any revenue. Our operating expenses were $1,961,750, consisting primarily of professional fees. As a result, we incurred a loss from operations of $1,961,750. During the three months ended March 31, 2021 we did not have any operations.

Liquidity and Capital Resources

Working Capital and Cash Flows. Golden Ally used cash flows of $4,108,968 for operating activities for the quarter ended March 31, 2022. Cash flows used for operating activities includes $1,777,204 in Goodwill for shares not acquired under the SPA.

On January 3, 2022, Golden Ally entered into an agreement with a company owned by a related party, Taucoin Asset Management LLC, to develop and implement marketing strategies for its products and paid $1,000,000 on January 12, 2022, per the terms of the agreement for services to be provided and subsequently another $200,000 was paid.

On January 18, 2022, Golden Alley entered into an agreement for legal services. In January 2022, Golden Ally paid $500,000 as a retainer to the legal service provider.

Golden Ally has a lease for an office in Texas for one year at $332 per month and a four-month lease for a property in California with a base rent of $5,970 per month.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in our financial statements. We had no critical accounting policies for the year ended December 31, 2021, or for the quarter ended March 31, 2022.

We have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are summarized in Note 3 to our financial statements. Although we believe that our estimates, judgments and assumptions are reasonable, they are based upon information presently available. Actual results may differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
10.1+	Share Purchase and Exchange Agreement, dated as of February 28, 2022, by and between Signet International Holdings, Inc., Estate of Ernest W. Letiziano, Ms. Hope Hillabrand, Mr. Thomas Donaldson and Golden Ally Lifetech Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 2, 2022)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Furnished herewith.

** The certifications attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

+ Certain schedules to this agreement have been omitted pursuant to Item 601 of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 23, 2022	Signet International Holdings, Inc.

		By:	/s/ Oliver Keren Ban
Oliver Keren Ban, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Tak Yiu Cheng
Tak Yiu Cheng, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

