Form 10-Q
period 2022-06-30
Golden Ally Lifetech Group, Inc.
filed 2022-08-18
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File No. 000-51185

Golden Ally Lifetech Group, Inc.

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

As of August 12, 2022, the registrant had 8,496,061,902 shares of common stock outstanding.

Item 1. Financial Statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021

Assets
Current
Cash	$2,914,914	$2,999,370
Prepaids	227,017	-
Loan receivable – related party	1,000,000	-
Total Current Assets	4,141,931	2,999,370

Right of use asset	132,451	-
Goodwill	1,777,204	-
Total Assets	$6,051,586	$2,999,370

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$21,478	$-
Lease liabilities	75,600	-
Due to related parties	5,000	5,000
Total Current liabilities	102,078	5,000

Lease liability, net of current portion	57,362	-
Total Liabilities	159,440	5,000

Stockholders’ Equity

Convertible Series A Preferred Stock, par value $0.00001: 1,000,000,000 authorized; 1,000,000,000 and 5,000,000 outstanding	10,000	50
Common Stock, par value $0.00001; 10,000,000,000 authorized; 8,496,061,902, and 20,535,982 outstanding	84,961	205
Additional paid-in capital	9,402,893	3,051,685
Accumulated deficit	(3,605,708)	(57,570)
Total Stockholders’ Equity	5,892,146	2,994,370

Total Liabilities and Stockholders’ Equity	$6,051,586	$2,999,370

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating Expenses
Amortization	$5,759	-	$5,759	$-
Financing and interest	1,052	-	1,052	-
General and administrative	60,606	-	217,152	-
Professional fees	1,107,649	-	2,501,532	-
Wages and salaries	411,322	-	822,643	-
Total Operating Expenses	1,586,388		3,548,138	-

Net operating loss	$(1,586,388)	$-	(3,548,138)	-
Income tax	-	-	-	-
Net Loss	$(1,586,388)	$-	$(3,548,138)	$-

Loss per Common Share	$(0.00)	$-	$(0.00)	$-

Weighted Average Common Shares Outstanding	7,937,236,017	20,535,982	4,000,642,954	20,535,982

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

June 30, 2022 and 2021

(Unaudited)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2021	5,000,000	$50	20,535,982	$205	$3,051,685	$(57,570)	$2,994,370
Stock subscription received	-	-	-	-	5,042,060		5,042,060
Recapitalization (reverse merger)	-	-	-	-	1,403,854	-	1,403,854
Issuance of stock	995,000,000	9,950	8,475,525,920	84,755	(94,705)	-	-

Net loss	-	-	-	-	-	(3,548,138)	(3,548,138)
Balance June 30, 2022	1,000,000,000	$10,000	8,496,061,902	$84,961	$9,402,893	$(3,605,708)	$5,892,146

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2020	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-
Balance June 30, 2021	-	$-	-	$-	$-	$-	$-

See accompanying notes to financial statements.

Golden Ally Lifetech Group Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,548,138)	$
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,759
Prepaids	(227,017)
Accounts payable and accrued liabilities	21,478
Net cash used in Operating Activities	(3,747,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of lease lability	(5,248)
Proceeds from issuance of common shares	5,042,060
Loan receivable – related party	(1,000,000)
Net cash provided by Financing Activities	4,036,812

CASH FLOWS USED IN INVESTING ACTIVITIES
Cash paid in reverse merger	(373,350)
Net cash used in Investing Activities	(373,350)

Net change in cash	(84,456)
Cash - Beginning of period	2,999,370
Cash - End of period	$2,914,914	$

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$
Cash paid for interest	$-	$

NON CASH INVESTING AND FINANCING ACTIVITIES:
Value of shares not exchanged in reverse merger	$1,403,854	$
Issuance of Stock - Preferred Series A and Common	$-	$

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Notes to Financial Statements

June 30, 2022

(Unaudited)

NOTE 1 – BUSINESS

Golden Ally Lifetech Group Inc. (“Golden Ally” or the “Company”) is a Delaware corporation incorporated on December 1, 2020, and operates primarily out of Austin, Texas.

Golden Ally is a high-tech start-up focusing on a unique product offering. Golden Ally activities to date have focused on the development and exploration of water filtration technology and consumer products with Aquaporin (“AQP”) Active Water. Golden Ally has been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products.

On April 6, 2022, Golden Ally closed on the Share Purchase and Exchange Agreement (“SPA”) with Signet International Holdings, Inc. (“Signet”), a Delaware corporation formed on February 2, 2005, and the Signet controlling shareholders. Under generally accepted accounting principles, the acquisition by Signet of Golden Ally is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Golden Ally of Signet with the issuance of stock by Golden Ally for the net assets of Signet. This transaction is reflected as a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse merger accounting, the comparative historical financial statements of Signet, as the legal acquirer, are those of the accounting acquirer, Golden Ally. Accordingly, Golden Ally’s financial statements prior to the closing of the reverse acquisition, reflect only the business of Golden Ally. Under the SPA, the controlling shareholders of Signet exchanged their capital stock of the Company, consisting of 5,000,000 shares of Series A Convertible Super Preferred Stock (convertible into 50,000,000 common shares), 4,474,080 common shares, and $373,350 of cash for all the shares of Golden Ally.

In March 2022 Signet’s Board of Directors approved, among other things, an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, subject to stockholder approval. Stockholder approval was obtained through written consent. Upon approval of all regulating authorities, on July 8, 2022, Signet’s name was changed from “Signet International Holdings, Inc.” to “Golden Ally Lifetech Group, Inc.”

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Golden Ally has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As reflected in the accompanying unaudited condensed financial statements, Golden Ally had a net loss of $3,548,138 and used net cash in operations of $3,747,918 for the six months ended June 30, 2022. Golden Ally has an accumulated deficit of $3,605,708 as of June 30, 2022. These factors raise substantial doubt about the ability of Signet to continue as a going concern.

In order to continue as a going concern, Golden Ally will need, among other things, additional capital resources. Management’s plan is to obtain such resources for Golden Ally by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing.

Management has held preliminary discussions with potential investors to secure significant capital for Golden Ally in 2022. Management believes that the diversified options for financing available to Golden Ally in 2022, along with support from significant shareholders, will allow it to achieve its objectives and satisfy its capital requirements. However, there can be no assurance that the Company will be able to successfully secure outside financing on reasonable terms, or at all.

These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Golden Ally be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Signet’s Information Statement on Schedule 14C, filed with the SEC on March 16, 2022. These condensed financial statements of Golden Ally include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Golden Ally’s financial position as of June 30, 2022, and results of its operations and its cash flows for the interim periods presented. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Golden Ally’s accounting policies from those described in the Golden Ally’s audited financial statements and the related notes to those statements.

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

As of June 30, 2022, and December 31, 2021, Golden Ally had cash of $2,914,914 and $2,999,370.

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

Recent Accounting Pronouncements

Golden Ally has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and Golden Ally does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

NOTE 4 – PREPAID EXPENSE

During the six months ended June 30, 2022, Golden Ally entered into an agreement for legal services and paid $750,000 as a retainer to the legal service provider. As of June 30, 2022, $522,983 of the retainer was expensed and the $227,017 was recorded as a prepaid expense.

NOTE 5 – LOAN RECEIVABLE – RELATED PARTY

On May 15, 2022, the Company loaned $1,000,000 to a company owned by a related party. The loan is interest free and matures on November 14, 2022.

NOTE 6 - LEASES

During the six months ended June 30, 2022, the Company entered into a lease for an office located in California. The lease commenced on June 1, 2022, and is for a period of two years. The Company has accounted for the lease in accordance with ASC 842, Leases. Upon commencement of the lease, the Company recorded a right of use asset and lease liability for $138,210. During the six months ended June 30, 2022, the Company recognized $5,759 in amortization, $1,052 in interest expense and made payments of $6,300 on the lease liability. As at June 30, 2022, the right of use asset was $132,451 and the lease lability was $132,962.

NOTE 7 – GOODWILL

Under generally accepted accounting principles, the acquisition by Signet of Golden Ally is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Golden Ally of Signet with the issuance of stock by Golden Ally for the net assets of Signet. This transaction is reflected as a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse merger accounting, the comparative historical financial statements of Signet, as the legal acquirer, are those of the accounting acquirer, Golden Ally. As part of the agreement, Golden Ally exchanged 100% of its shares for 77% of Signet shares, representing a premium for the 23% of Signet stock not acquired. Golden Ally recorded $1,777,204 in Goodwill for the $1,403,854 value of shares not acquired and $373,350 cash paid.

NOTE 8 – INVESTMENT – RELATED PARTY, AND ITS SUBSEQUENT RECISSION

On December 1, 2021, the Company entered into an agreement to purchase 20% of the issued and outstanding shares of Asia Hybrid Cryptocurrency Company Limited (“Asia Hybrid”) for $2,000,000. As part of the agreement, Asia Hybrid was to develop and maintain a digital platform for use by the Company. The Company made the payment of $2,000,000 in accordance with the agreement in December 2021.

On March 7, 2022, the Company entered a recission agreement with Asia Hybrid, and a related party, whereby the original agreement between the Company and Asia Hybrid was rescinded effective December 1, 2021, and both party’s obligations of the agreement were terminated.

NOTE 9 – CAPITAL STOCK

Common Stock

On April 6, 2022, the Company amended its Certificate of Incorporation and in connection therewith, its authorized shares of capital common stock was set at 10,000,000,000 with a par value of $0.00001.

During the six months ended June 30, 2022, Golden Ally received $5,042,060 for stock subscriptions related to common stock.

During the six months ended June 30, 2022, the Company issued 8,475,525,920 shares of common stock in connection with the transaction effected pursuant to the SPA generally described in Note. 1

There were 8,496,061,902 and 20,535,920 common shares outstanding as of June 30, 2022, and December 31, 2021

Preferred stock

On April 6, 2022, the Company amended the authorized shares of capital preferred stock to 1,000,000,000 with a par value of $0.00001.

On April 6, 2022, the Company issued 995,000,000 Series A Preferred Stock in connection with the transaction effected pursuant to the SPA generally described in Note 1.

There were 1,000,000,000 and 5,000,000 shares of Series A preferred stock issued and outstanding as of June 30, 2022, and December 31, 2021.

On July 8, 2022, the Company merged its sole subsidiary into the Company. Only the Company exists from this date.

NOTE 10 – RELATED PARTIES

During the year ended December 31, 2021, a related party paid expenses on behalf of the Company of $5,000. As of June 30, 2022, the related party owed $5,000.

During the six months ended June 30, 2022 and 2021, the Company paid $822,643 and $0 in wages and salaries to related parties.

During the six months ended June 30, 2022, Golden Ally entered into an agreement with a company owned by a related party to develop and implement marketing strategies for Golden Ally’s products. Golden Ally paid $1,800,000 per the terms of the agreement for services provided.

See Note 5 for Loan Receivable – Related Party.

NOTE 11 – COMMITMENTS

Operating lease

During the six months ended June 30, 2022, the Company entered into an agreement for office space in Texas. The agreement term is from January 19, 2022, to January 31, 2023 at a rate of $332 per month. The lease has been accounted for as a short-term lease and rental payments expensed.

During the six months ended June 30, 2022, the Company entered into a lease for a location in California. The term of the lease is four months ending on May 31, 2022. The base rent is $5,970 per month. The lease has been accounted for as a short-term lease and rental payments expensed. The lease was renewed on June 1, 2022 and has been accounted for in accordance with ASC 842, Leases at a cost of $6,300 per month

NOTE 12 – SUBSEQUENT EVENTS

In July 2022, the Company paid a related party, Taucoin Asset Management LLC, additional amounts of $200,000 and $400,000 to develop and implement marketing strategies for Company products.

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

April 2022 Reverse Merger (Purchase); Recent Developments

On February 28, 2022, Signet International Holdings, Inc. (“Signet”), Estate of Ernest W. Letiziano, Ms. Hope Hillabrand, and Mr. Thomas Donaldson (collectively, the “Controlling Shareholders”) and Golden Ally Lifetech Group Co., Ltd., a Delaware corporation (“Golden Ally”) entered into a Share Purchase and Exchange Agreement (the “SPA”).

Under the SPA, the Controlling Shareholders agreed to exchange their capital stock of Signet, consisting of 5,000,000 shares of Series A Convertible Super Preferred Stock (convertible into 50,000,000 common shares), 4,474,080 common shares, and $375,000 cash for all the shares of Golden Ally (the “Purchase”).

The Purchase contemplated by the SPA was consummated on April 6, 2022. Immediately after the Closing, the former stockholders of Golden Ally Sub collectively hold beneficially and of record over 99% of the total issued and outstanding equity securities and voting power of Signet. The Purchase resulted in Golden Ally becoming a subsidiary of Signet and the shareholders of Golden Ally holding shares of Signet.

In March 2022 Signet’s Board of Directors approved, among other things, an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, subject to stockholder approval. Stockholder approval was obtained through written consent. On July 8, 2022, Golden Ally was merged with and into Signet and Signet’s name was from “Signet International Holdings, Inc.” to “Golden Ally Lifetech Group, Inc.” In this report references to “Golden Ally” or the “Company” refer to the operations and assets of the Company on a post-purchase basis.

Our Business

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

Results of Operations

Overview

Golden Ally is a developmental stage company that is currently implementing its business plan, which is to be a high-tech start-up focused on a unique product offering. Our activities to date have focused on the development and exploration of water filtration technology and consumer products with AQP Active Water. We have been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products. During the quarter ended June 30, 2022, the Company continued taking steps to implement its business plan, including negating various agreements related to the production, marketing and distribution of its products, including a Bottling Agreement with Azure Water Bottling of Florida, LLC.

Limited Operating History; Need for Additional Capital

We have had limited operations and have been issued a “going concern” opinion by our auditor for the year ended December 31, 2021, based on our lack of an established source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. As of June 30, 2022, we have incurred a cumulative deficit of $3,605,708. There is limited historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products and market downturns.

In the six months ended June 30, 2022, Golden Ally received $5,042,000 for stock subscriptions receivable related to its Common Stock. We expect to require further investments and have no assurance that future financings will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our business plans or we may be forced to cease operations.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. No revenues have been generated to date and we expect limited revenues.

Results of Operations

During the three and six months ended June 30, 2022, we did not generate any revenue. Our operating expenses for the three and six month periods ended June 30, 2022 were $1,586,388 and $3,548,138, consisting primarily of professional fees and other expenses paid to develop and implement marketing strategies for its products. and wages and salaries for Company personnel. As a result, for the three and six months ended June 30, 2022 we incurred a loss from operations of $1,586,388 and $3,548,138. During the three and six months ended June 30, 2021 we did not have any operations.

Liquidity and Capital Resources

Working Capital and Cash Flows. Golden Ally used cash flows of $3,747,918 for operating activities for the six months ended June 30, 2022.

On January 3, 2022, Golden Ally entered into an agreement with a company owned by a related party, Taucoin Asset Management LLC, to develop and implement marketing strategies for its products. During the first six months of 2022, the Company paid a total of $1,800,000 on this agreement.

On January 18, 2022, Golden Alley entered into an agreement for legal services. In January 2022, Golden Ally paid $500,000 as a retainer to the legal service provider.

Golden Ally has a lease for an office in Texas for one year at $332 per month. During the six months ended June 30, 2022, the Company also entered into a lease for a location in California. The initial term of the lease was four months ending on May 31, 2022. The lease was renewed on June 1, 2022, and the base rent is now $6,300 per month.

In July 2022, the Company paid a related party, Taucoin Asset Management LLC, additional amounts of $200,000 and $400,000 to develop and implement marketing strategies for Company products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in our financial statements. We had no critical accounting policies for the year ended December 31, 2021, or for the quarter ended June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Certificate of Ownership and Merger dated July 8, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report dated July 8, 2022)
10.1+	Bottling Agreement between Golden Ally Lifetech Group, Inc. and Azure Water Bottling of Florida, LLC dated June 24, 2022
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

+ Certain portions of this agreement have been omitted because such information is not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 18, 2022	Signet International Holdings, Inc.

		By:	/s/ Oliver Keren Ban
Oliver Keren Ban, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Tak Yiu Cheng
Tak Yiu Cheng, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

