Form 10-Q
period 2022-09-30
Golden Ally Lifetech Group, Inc.
filed 2022-11-21
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, the registrant had 8,496,061,902 shares of common stock outstanding.

Item 1. Financial Statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets

Current
Cash	$1,426,467	$2,999,370
Prepaids	280,471	-
Loan receivable - related party	1,000,000	-
Total Current Assets	2,706,938	2,999,370

Right of use asset	115,175	-
Goodwill	1,777,204	-
Total Assets	$4,599,317	$2,999,370

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$22,124	$-
Lease liabilities	67,939	-
Due to related parties	5,000	5,000
Total Current liabilities	95,063	5,000

Lease liability, net of current portion	49,026	-
Total Liabilities	144,089	5,000

Stockholders’ Equity

Convertible Series A Preferred Stock, par value $0.00001: 1,000,000,000 authorized; 1,000,000,000 and 5,000,000 outstanding	10,000	50
Common Stock, par value $0.00001; 10,000,000,000 authorized; 8,496,061,902, and 20,535,982 outstanding	84,961	205
Additional paid-in capital	9,402,893	3,051,685
Accumulated deficit	(5,042,626)	(57,570)
Total Stockholders’ Equity	4,455,228	2,994,370

Total Liabilities and Stockholders’ Equity	$4,599,317	$2,999,370

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating Expenses
General and administrative	54,218	-	212,266	-
Professional fees	926,213	-	3,427,745	-
Research and development	-		18,450
Wages and salaries	438,037	-	1,326,595	-

Total Operating Expenses	1,418,468		4,985,056	-

Net operating loss	$(1,418,468)	$-	(4,985,056)	-
Income tax	-	-	-	-
Net Loss	$(1,418,468)	$-	$(4,985,056)	$-

Loss per Common Share	$(0.00)	$-	$(0.00)	$-

Weighted Average Common Shares Outstanding	8,475,525,920	20,535,982	5,526,167,083	20,535,982

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2021	5,000,000	$50	20,535,982	$205	$3,051,685	$(57,570)	$2,994,370
Stock subscription received	-	-	-	-	5,042,060		5,042,060
Recapitalization (reverse merger)	-	-	-	-	1,777,204	-	1,777,204
Issuance of stock	995,000,000	9,950	8,475,525,920	84,755	(94,705)	-	-
Share exchange (reverse merger)					(373,350)	-	(373,350)
Net loss	-	-	-	-	-	(4,985,056)	(4,985,056)
Balance September 30, 2022	1,000,000,000	$10,000	8,496,061,902	$84,961	$9,402,893	$(5,042,626)	$4,455,228

	Convertible Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2020	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	-	-
Balance September 30, 2021	-	$-	-	$-	$-	$-	$-

See accompanying notes to financial statements.

Golden Ally Lifetech Group Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,985,056)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU asset	23,035	-
Payment of lease lability	(21,245)	-
Prepaids	(280,471)	-
Accounts payable and accrued liabilities and other	22,124	-
Net cash used in Operating Activities	(5,241,613)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	5,042,060	-
Net cash provided by Financing Activities	5,042,060	-

CASH FLOWS FROM INVESTING ACTIVITIES
Share exchange (reverse merger)	(373,350)	-
Loan receivable - related party	(1,000,000)	-
	(1,373,350)	-

Inflow of Cash	(1,572,903)	-
Cash - Beginning of period	2,999,370	-
Cash - End of period	$1,426,467	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Value of shares not exchanged in reverse merger	$1,403,854

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Notes to Unaudited Financial Statements

September 30, 2022

NOTE 1 – BUSINESS

Golden Ally Lifetech Group, Inc. (“Golden Ally”) is a Delaware corporation incorporated on December 1, 2020, and operates out of Austin, Texas.

Golden Ally is a start-up focusing on a unique product offering. Golden Ally activities to date have focused on the development and exploration of water filtration technology and consumer products with Aquaporin (“AQP”) Bottled Water. Golden Ally has been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products.

On April 06, 2022, Golden Ally closed on the Share Purchase and Exchange Agreement (“SPA”) with Signet International Holdings, Inc. (“Signet”), a Delaware corporation formed on February 2, 2005, and the Signet Controlling Shareholders. Under generally accepted accounting principles, the acquisition by Signet of Golden Ally is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Golden Ally of Signet with the issuance of stock by Golden Ally for the net assets of Signet. This transaction is reflected as a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse merger accounting, the comparative historical financial statements of Signet, as the legal acquirer, are those of the accounting acquirer, Golden Ally. Accordingly, Golden Ally’s financial statements prior to the closing of the reverse acquisition, reflect only the business of Golden Ally. Under the SPA, the Controlling Shareholders of Signet agreed to sell to the Company their capital stock of the Company, consisting of 5,000,000 shares of Series A Convertible Super Preferred Stock (convertible into 50,000,000 common shares) and 4,474,080 common shares for $375,000 in cash.

In March 2022 Signet’s Board of Directors approved, among other things, an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, subject to stockholder approval. Stockholder approval was obtained through written consent. Upon approval of all applicable regulatory authorities, Signet’s name was changed from “Signet International Holdings, Inc.” to “Golden Ally Lifetech Group, Inc.”

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Golden Ally has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As reflected in the accompanying unaudited condensed financial statements, Golden Ally had a net loss of $4,985,056 and used net cash in operations of $5,241,613 for the nine months ended September 30, 2022. Golden Ally has an accumulated deficit of $5,042,626 as of September 30, 2022. These factors raise substantial doubt about the ability of Golden Ally to continue as a going concern.

In order to continue as a going concern, Golden Ally will need, among other things, additional capital resources. Management’s plan is to obtain such resources for Golden Ally by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing.

Management has held preliminary discussions with potential investors to secure significant capital for Golden Ally in 2022. Management believes that the diversified options for financing potentially available to Golden Ally, along with support from significant shareholders, will allow it to achieve its objectives and satisfy its capital requirements.

These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Golden Ally be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnotes required by GAAP in annual financial statements have been omitted or condensed and these interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in Signet’s Information Statement on Schedule 14C, filed with the SEC on March 16, 2022. These condensed financial statements of Golden Ally include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of the Golden Ally’s financial position as of September 30, 2022, and results of its operations and its cash flows for the interim periods presented. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the entire year. There have been no significant changes in the Golden Ally’s accounting policies from those described in the Golden Ally’s audited financial statements and the related notes to those statements.

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

As of September 30, 2022, and December 31, 2021, Golden Ally had cash of $1,426,467 and $2,999,370.

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

During the nine months ended September 30, 2022, Golden Ally entered into an agreement for legal services and paid $750,000 as a retainer to the legal service provider. As of September 30, 2022, $522,983 of the retainer was expensed and the $227,017 was recorded as a prepaid expense.

During the three months ended September 30, 2022, the Company prepaid for director and officer insurance for a twelve-month period for $58,038 and commercial insurance for a period of twelve months for $3,826. As of September 30, 2022, $8,410 was expensed in relation to insurance.

NOTE 5 – LOAN RECEIVABLE – RELATED PARTY

On May 15, 2022, the Company entered into a loan agreement whereby the Company loaned $1,000,000 to a related party to support working capital needs and to support a potential partnership in the future. The loan is interest free and matures on November 14, 2022.

NOTE 6 - LEASES

During the nine months ended September 30, 2022, the Company entered into a lease for a location in California. The lease commenced on June 1, 2022 and is for a period of two years. The Company has accounted for the lease in accordance with ASC 842, Leases. Upon commencement of the lease, the Company recorded a right of use asset and lease liability for $138,210. During the nine months ended September 30, 2022, the Company recognized $23,035 in amortization, $3,955 in interest expense and made payments of $25,200 on the lease liability. As at September 30, 2022, the right of use asset was $115,175 and the lease lability was $116,965. The discount rate used in the calculation was 10% based on industry comparable rates.

The principal lease payments are as follows:

	12 Months Ended September 30,
	2023	2024
Lease Costs	75,600	50,400
Imputed Interest	-7,661	-1,374
Total	67,939	49,026

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

NOTE 9 – CAPITAL STOCK

Common Stock

During the nine months ended September 30, 2022, Golden Ally received $5,042,060 for stock subscriptions related to common stock.

During the nine months ended September 30, 2022, the Company issued 8,475,525,920 shares of common stock as part of the recapitalization transaction that occurred during the period.

The authorized capital stock consists of 10,000,000,000 shares of common stock at par value of $0.00001. There were 8,496,525,920 and 20,535,920 common shares outstanding as of September 30, 2022 and December 31, 2021.

Preferred stock

On April 6, 2022, the Company amended the authorized shares of capital preferred stock to 1,000,000,000 with a par value of $0.00001.

On April 6, 2022, the Company issued 995,000,000 shares of Series A Preferred Stock in connection with the transaction effected pursuant to the SPA generally described in Note 1.

There were 1,000,000,000 and 5,000,000 shares of Series A preferred stock issued and outstanding as of September 30, 2022, and December 31, 2021.

On July 8, 2022, the Company merged its sole subsidiary into the Company. Only the Company exists from this date.

NOTE 10 – RELATED PARTIES

During the year ended December 31, 2021, a related party paid expenses on behalf of the Company of $5,000. As of September 30, 2022, the related party owed $5,000.

During the nine months ended September 30, 2022 and 2021, the Company paid $1,233,964 and $nil, respectively, in wages and salaries to related parties.

During the nine months ended September 30, 2022, Golden Ally entered into an agreement with a company owned by a related party to develop and implement marketing strategies for Golden Ally’s products. Golden Ally paid $2,650,000 per the terms of the agreement for services to be provided, which have been included in Professional fees. The Company does not have any further obligations or commitments to incur additional expenses with this related party.

See Note 5 for Loan Receivable – Related Party.

NOTE 11 – COMMITMENTS

Operating lease

During the nine months ended September 30, 2022, the Company entered into an agreement for office space in Texas. The agreement term is from January 19, 2022, to January 31, 2023 at a rate of $332 per month. The lease has been accounted for as a short-term lease and rental payments expensed.

During the nine months ended September 30, 2022, the Company entered into a lease for a location in California. The term of the lease was four months ending on May 31, 2022. The base rent is $6,300 per month. The lease was been accounted for as a short-term lease and rental payments expensed. The lease was renewed on June 1, 2022 and has been accounted for in accordance with ASC 842, Leases.

NOTE 12 – SUBSEQUENT EVENTS

On May 15, 2022, the Company entered into a loan agreement whereby the Company loaned $1,000,000 to a related party. The loan is interest free and matured on November 14, 2022. The Company is currently negotiating an extension of the loan agreement and has not received the full proceeds of the loan as of the date of this filing.

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

Our Business

Golden Ally is focused on its Aquaporin (“AQP”) Bottled Water project, which is a derivative of an academic inspiration from the 2003 Nobel Laureates in Chemistry, Dr. Peter Agre and Dr. Roderick MacKinnon jointly, “for discoveries concerning channels in cell membranes”. Golden Ally has been working closely with experienced field experts and top scientific research institutions to apply the famous Nobel Prize theory of aquaporins into its commercialized products, i.e., the AQP Bottled Water.

AQP Bottled Water is the product of a unique water filtration technology derived from raw materials with exclusive access by Golden Ally. The advanced technology can enhance water filtration for better body cell absorption to improve health. All AQP Bottled Water products are expected to be produced through OEM arrangements and their distribution logistics will also be supported by the OEM partners.

AQP Bottled Water is an epoch-making product. . Golden Ally has been running laboratory tests on its products at the David Geffen School of Medicine at University of California, Los Angeles.

High-income households are Golden Ally’s targeted consumers due to a strong correlation between income level and health spending. The global consumer pool for AQP Bottled Water is estimated at 17.61 million households. These households represent the portion that has an annual household income of over $150,000 USD, a level that can potentially support annual household spending on healthcare products.

Results of Operations

Overview

Golden Ally is a developmental stage company that is currently implementing its business plan, which is to be a high-tech start-up focused on a unique product offering. Our activities to date have focused on the development and exploration of water filtration technology and consumer products with AQP Bottled Water. We have been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products. During the quarter ended September 30, 2022, the Company continued taking steps to implement its business plan, including negating various agreements related to the production, marketing and distribution of its products, including a Supplier Agreement with Taucoin Asset Management, LLC and a Strategic Alliance Agreement with Taucoin Asset Management, LLC

Limited Operating History; Need for Additional Capital

We have had limited operations and have been issued a “going concern” opinion by our auditor for the year ended December 31, 2021, based on our lack of an established source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. As of September 30, 2022, we have incurred a cumulative deficit of $5,042,626. There is limited historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products and market downturns.

In the nine months ended September 30, 2022, Golden Ally received $5,042,000 for stock subscriptions receivable related to its Common Stock. We expect to require further outside sources of liquidity and have no assurance that future financings will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our business plans or we may be forced to cease operations.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. No revenues have been generated to date and we expect limited revenues.

Results of Operations

During the three and nine months ended September 30, 2022, we did not generate any revenue. Our operating expenses for the three and nine month periods ended September 30, 2022 were $1,418,468 and $4,985,056, consisting primarily of professional fees and other expenses paid to continue to develop and implement marketing strategies for its products and wages and salaries for Company personnel. As a result, for the three and nine months ended September 30, 2022, we incurred a loss from operations of $1,418,468 and $4,985,056. During the three and nine months ended September 30, 2021, we did not have any operations.

Liquidity and Capital Resources

Working Capital and Cash Flows. Golden Ally used cash of $5,241,613 for operating activities for the nine months ended September 30, 2022.

On January 3, 2022, Golden Ally entered into an agreement with a company owned by a related party, Taucoin Asset Management LLC, to develop and implement marketing strategies for its products and paid $1,000,000 on January 12, 2022, per the terms of the agreement for services, and subsequently another $200,000 was paid.

On January 18, 2022, Golden Alley entered into an agreement for legal services. In January 2022, Golden Ally paid $500,000 as a retainer to the legal service provider.

Golden Ally has a lease for an office in Texas for one year at $332 per month. During the nine months ended September 30, 2022, the Company also entered into a lease for a location in California. The initial term of the lease was four months ending on May 31, 2022. The lease was renewed on June 1, 2022, and the base rent is currently $6,300 per month.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in our financial statements. We had no critical accounting policies for the year ended December 31, 2021, or for the quarter ended September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Supplier Agreement between Golden Ally Lifetech Group, Inc. and Taucoin Asset Management, LLC dated July 12, 2022
10.2+	Strategic Alliance Agreement between Golden Ally LifeTech Group, Inc. and Taucoin Asset Management, LLC dated July 12, 2022
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

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

Date:	November 21, 2022	Golden Ally Lifetech Group, Inc.

		By:	/s/ Oliver Keren Ban
Oliver Keren Ban, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Tak Yiu Cheng
Tak Yiu Cheng, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

