Form 10-K
period 2022-12-31
Golden Ally Lifetech Group, Inc.
filed 2023-04-18
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-51185

Golden Ally Lifetech Group, INC.

(exact name of registrant as specified in its charter)

Delaware	16-1732674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 S. Mopac Exp Building 1, Suite 300, Austin, TX 78746

(Address of principal executive offices)

Registrant’s telephone number, including area code — (512) 430-1553

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	AQPW	OTC - Pink

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based on the price at which the registrant’s Common Stock was last sold as of June 30, 2022, the last business day of the most recently completed second fiscal quarter), was approximately $9,748,500.

As of April 17, 2023, there were outstanding 7,408,561,902 shares of the registrant’s Common Stock, $0.00001 par value.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including, without limitation, in the sections captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “target,” “seek,” “estimate,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding:

●	Lack of working capital;

●	Inability to raise additional financing;

●	Deterioration in general or regional economic conditions;

●	Adverse state or federal legislation or regulation that increase the costs of compliance, or adverse findings by a regulator with respect to existing and proposed operations;

●	Inability to develop and market our products;

●	Significant competition in our industry and product market;

●	Inability to achieve future sales levels or other operating results;

●	Our reliance on various third party supplies and distributors; and

●	The unavailability of funds for capital expenditures.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties.

Any forward-looking statements in this Report reflect our current views with respect to future events or to our future financial performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from current expectations include, among other things, those discussed elsewhere in this Report and in our other reports filed with the SEC. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise, except as required by law.

REFERENCES

As used in this Report: (i) the terms “we”, “us”, “our”, “Golden Ally” and the “Company” mean Golden Ally Lifetech Group, Inc. and any of its subsidiaries, taken together; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

ITEM 1. BUSINESS.

April 2022 Reverse Merger (Purchase)

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

Company Overview

Golden Ally is focused on its Aquaporin (“AQP”) Bottled Water project, which is a derivative of an academic inspiration from the 2003 Nobel Laureates in Chemistry, Dr. Peter Agre and Dr. Roderick MacKinnon jointly, “for discoveries concerning channels in cell membranes”. Golden Ally has been working closely with experienced field experts and top scientific research institutions to apply the theory of aquaporins into its commercialized products, i.e., the AQP Bottled Water.

AQP Bottled Water is the product of a unique water filtration technology derived from raw materials with exclusive access by Golden Ally. The advanced technology can enhance water filtration for better body cell absorption. All AQP Bottled Water products are expected to be produced through OEM arrangements and their distribution logistics will also be supported by the OEM partners.

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

Plan of Operations

In order for us to implement our business plan over the next 12 months, we have identified various milestones that we are striving to achieve and have taken various actions to achieve those milestones, including those outlined in this report. The Company regularly engages with its manufacturing supplier. Multiple milestones have been achieved through collaboration efforts. The bottle has been designed and mold been manufactured; label has also been designed up to FDA specifications; manufacturing lines design to our specific process requirement has also been finished. The core filtering material has finally been manufactured, despite COVID-19 induced significant delays that constrained our effort. We are actively pushing forward to produce our final production plan targeted for the middle of 2023. We have kept communication with TCAM (defined below) about the progress of their marketing efforts. We are relying on TCAM to market our water according to the agreement, all payments to TCAM have been current. COVID-19 and its indirect effects have been a big delay factor in the implementation of TCAM’s effort.

Distribution Method for Our Products

In June 2022 we entered into a Bottling Agreement (the “Bottling Agreement”) with Azure Water Bottling of Florida, LLC (“Azure”) pursuant to which Azure will produce, bottle, label and ship our AQP active water products. The Bottling Agreement is for an initial one-year term, subject to potential renewal at the election of Golden Ally. Azure is an integrated OEM bottler that supplies many beverage products on the market.

In July 2022, we entered into a Supplier Agreement (the “Supplier Agreement”) with Taucoin Asset Management, LLC (“TCAM”), and entity owned and controlled by a significant shareholder, pursuant to which the Company will supply TCAM with the Company’s AQP water products for sale and distribution on a blockchain-based platform being developed to facilitate sales of the Company’s products (the “Platform”). TCAM, and its related subsidiaries and affiliates, is a financial technology company that develops certain blockchain-based technology solutions for business enterprises. Also in July 2022  the Company and TCAM entered into a Strategic Alliance Agreement (the “Strategic Agreement”) related to the parties’ collaboration and efforts in marketing and selling the Company’s AQP water products through the platform, selling licenses to clients to access the Platform, and related matters.

Developments with respect to the Supplier Agreement include:

We have kept the communications with TCAM about the progress of their marketing efforts. We are relying on TCAM to market our water according to the agreement, all payments to TCAM have been current.

The Company has been engaged with our manufacturing supplier on weekly basis since the signing of the agreement. Multiple milestones have been achieved through the collaboration efforts. The bottle has been designed and mold been manufactured; label has also been designed up to FDA specifications; manufacturing lines design to our specific process requirement has also been finished. The core filtering material has finally been manufactured, despite of COVID-19 induced significant delays that constrained our effort.

Marketing

We intend to continue to market our product through TCAM and to avail ourselves to the promotional activities of other companies and competitors regarding the benefits of premium bottled water products. We anticipate that TCAM initial marketing thrust will be to support the retailers and distribution network with point of sales displays and other marketing materials, strategically adding an extensive public relations program and other marketing as the markets dictate.

Competition

The commercial retail beverage industry, and in particular its non-alcoholic beverage segment, is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital. We compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: CORE® Hydration, SOBE®, Snapple®, AriZona® Iced Tea, Vitaminwater®, Gatorade Perform®, and POWERADE®. We compete indirectly with major international beverage companies including but not limited to: The Coca-Cola Company®, PepsiCo, Inc., The Nestlé Group, Dr Pepper Snapple Group, Inc, Danone S.A., The Kraft Heinz Company, and Unilever PLC. These companies have established market presence in the United States and globally, and offer a variety of beverages that are competitors to our products. We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the alkaline water market.

We will compete directly with other premium water producers and brands focused on the emerging health related beverage market including Eternal, Essentia, Core, Icelandic, Real Water, AQUAHydrate, Mountain Valley, Qure, Penta, and Alka Power. Our competitors may introduce larger sizes and offer them at an prices that are lower than our products. We can provide no assurances that consumers will continue to purchase our products or that they will not prefer to purchase a competitive product.

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

Governmental Regulation

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Employees

As of December 31, 2022, we had 10 full-time employees and 1 part-time employee. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe that our employee relations are good.

Legal Proceedings; Product Liability

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, we are not a party to any material legal proceedings or subject to any material claims. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Available Information

We file our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports electronically with the SEC. Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors’ committee charters will be posted under the Investor Relations section of our website. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located at 901 S. Mopac Exp Building 1, Suite 300, Austin, TX 78746. We currently lease space at this property for $332 per month.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTC Pink Sheets under the symbol “AQPW”, however, to date trading in our common stock is limited and sporadic, and therefore, there is not an established trading market for our common stock. As of March 31, 2023, there were approximately 298 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction. The following information reflects the high and low prices of the Company’s common stock on the Pink Sheets for the last two fiscal years ended December 31, 2021 and December 31, 2022 (inclusive of data prior to the effective date of the Purchase):

Period	High	Low
2022
First Quarter	$0.40	$0.087
Second Quarter	$0.90	$0.191
Third Quarter	$0.90	$0.11
Fourth Quarter	$0.328	$0.101

Period	High	Low
2021
First Quarter	$0.85	$0.1255
Second Quarter	$0.278	$0.11
Third Quarter	$0.22	$0.05
Fourth Quarter	$0.40	$0.1078

Dividends

We have not paid dividends on any of our classes of capital stock to date and do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to fund the development and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our Board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently maintain any Equity Compensation Plans.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto included elsewhere in this Report. Except for historical information contained herein, the following discussion contains forward-looking statements which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this Report. For additional discussion, see “CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS” above.

Corporate Overview

Golden Ally is focused on its Aquaporin (“AQP”) Bottled Water project, which is a derivative of an academic inspiration from the 2003 Nobel Laureates in Chemistry, Dr. Peter Agre and Dr. Roderick MacKinnon jointly, “for discoveries concerning channels in cell membranes”. Golden Ally has been working closely with experienced field experts and top scientific research institutions to apply the theory of aquaporins into its commercialized products, i.e., the AQP Bottled Water.

AQP Bottled Water is the product of a unique water filtration technology derived from raw materials with exclusive access by Golden Ally. The advanced technology can enhance water filtration for better body cell absorption. All AQP Bottled Water products are expected to be produced through OEM arrangements and their distribution logistics will also be supported by the OEM partners.

AQP Bottled Water is an epoch-making product. Golden Ally has been running laboratory tests on its products at the David Geffen School of Medicine at University of California, Los Angeles.

High-income households are Golden Ally’s targeted consumers due to a strong correlation between income level and health spending. The global consumer pool for AQP Bottled Water is estimated at 17.61 million households. These households represent the portion that has an annual household income of over $150,000 USD, a level that can potentially support annual household spending on luxury products.

Recent Developments

During the quarter ended December 31, 2022, the Company continued taking steps to implement its business plan, including negating various agreements related to the production, marketing and distribution of its products, including a Supplier Agreement with Taucoin Asset Management, LLC and a Strategic Alliance Agreement with Taucoin Asset Management, LLC.

Results of Operations

Overview

Golden Ally is a developmental stage company that is currently implementing its business plan, which is to be a start-up focused on a unique product offering. Our activities to date have focused on the development and exploration of water filtration technology and consumer products with AQP Bottled Water. We have been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products. During the year ended December 31, 2022, the Company continued taking steps to implement its business plan, including negating various agreements related to the production, marketing and distribution of its products, including a Supplier Agreement with Taucoin Asset Management, LLC and a Strategic Alliance Agreement with Taucoin Asset Management, LLC

Limited Operating History; Need for Additional Capital

We have had limited operations and have been issued a “going concern” opinion by our auditor for the year ended December 31, 2022, based on our lack of an established source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. As of December 31, 2022, we have incurred a cumulative deficit of $6,129,157. There is limited historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products and market downturns.

In the year ended December 31, 2022, Golden Ally received $5,042,000 for stock subscriptions receivable related to its Common Stock, which occurred prior to the share exchange and reverse merger. We expect to require further outside sources of liquidity and have no assurance that future financings will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our business plans or we may be forced to cease operations.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. No revenues have been generated to date and we expect limited revenues.

Results of Operations

During year ended December 31, 2022, we did not generate any revenue. Our operating expenses year ended December 31, 2022 were $6,071,587 consisting primarily of professional fees and other expenses paid to continue to develop and implement marketing strategies our products and wages and salaries for Company personnel. As a result, for the year ended December 31, 2022, we incurred a loss from operations of $6,071,587. During the year ended December 31, 2021, we did not have any operations.

Liquidity and Capital Resources

Golden Ally used cash of $6,086,115 for operating activities for the year ended December 31, 2022.

On July 12, 2022, Golden Ally entered into an agreement with a company owned by a related party, Taucoin Asset Management LLC, to develop and implement marketing strategies for its products. The Company prepaid $1,000,000 on January 12, 2022 for services. During the year ended December 31, 2022, Golden Ally paid a total of $2,900,000 per the terms of the agreement for services to be provided.

On January 18, 2022, Golden Alley entered into an agreement for legal services. In January 2022, Golden Ally paid $500,000 as a retainer to the legal service provider.

Golden Ally has a lease for an office in Texas for one year at $332 per month. During 2022, the Company also entered into a lease for a location in California. The initial term of the lease was four months ending on May 31, 2022. The lease was renewed on June 1, 2022, and the base rent is currently $6,300 per month.

The Company does not have any material future cash requirements for existing contractual obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in our financial statements. We had no critical accounting policies for the year ended December 31, 2022.

We have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are summarized in Note 3 to our financial statements. Although we believe that our estimates, judgments and assumptions are reasonable, they are based upon information presently available. Actual results may differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and The Report of Independent Registered Public Accounting Firm required by this item are included in this Report on pages F-1 through F-8 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is not effective at the reasonable assurance level, principally due to the following:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only one officers with management functions and therefore there is lack of segregation of duties.
-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.
-	Outside counsel assists the Company in the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

At such time as the Company raises additional working capital it plans to add staff, initiate training, add additional subject matter expertise in its finance area so that it may improve it processes, policies, procedures, and documentation of its internal control processes.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages and positions of our executive officers, key employees and directors as of the date of this report.

Name	Age	Position
Dr. Yunfeng Lu	53	Chairman
Dr. Oliver Keren Ban	57	Director and Chief Executive Officer
Dr. Wen Li	55	Director and Chief Technology Officer
Mr. Carter Yeung	29	Director and Chief Marketing Officer
Mr. Jimmy Wang	56	Director
Mr. Cheng Tak Yiu	47	Chief Financial Officer
Mr. Xiaodong Yan	46	Chief United Nations Officer
Mr. Vincent Wang	48	Secretary

Dr. Yunfeng Lu serves as a Director and the Chairman of the Company. Dr. Lu specializes in materials, catalysis and electrochemistry in physical chemistry. Dr. Lu is an outstanding scientist in the fields of graphene production technology, nano material manufacturing technology and application, and advanced power battery, with more than twenty patents. Dr. Lu is also a project reviewer for the U.S. National Foundation, winner of the Presidential Early Career Award for Scientists and Engineers in 2005. Dr. Lu was appointed as a tenured professor at Tulane University in 2005, tenured professor at University of California, Los Angeles in 2007. He is also one of the first winners for China Thousand Talents and Cheung Kong Scholars.

Dr. Oliver Keren Ban serves as a Director and as the Chief Executive Officer of the Company. Dr. Ban is an international Project management expert. He has over three decades of international operation experience in many Europe, Asian and American countries, proven tracking record in cross continents managing experience, extensive biotechnology, telecommunication and semiconductor industrial experience from application to manufacturing. He has outstanding analytic/quantitative problem-solving skills; he is also process efficiency expert with Certified Master Black Belt in Lean Six Sigma. Along the way, he has taken positions like Manager, Director, Chief Technologist, Senior Vice President and Chief Executive Officer positions in many different companies ranging from Integrated Information Technology, Sony Research Laboratories, Synopsys Inc. and International Business Machines Corporation. Dr. Ban has several issued and pending patents, his education background include a Ph.D in Computer Science; a Master of Business Administration from University of Texas at Austin.

Dr. Wen Li is serves as a Director and Chief Technology Officer of the Company. Dr. Li has extensive program and project development experience, management skill and abilities to work in world-class companies including Toyota, General Motors, Boeing and a major automotive battery manufacture in People’s Republic of China (“China”). Dr. Li demonstrated leaderships and abilities of initiative such as successfully establishing Toyota’s advanced material R&D activities in North America and new businesses in fuel cell and lithium-ion battery recycling for the major automotive battery company in China. He also demonstrated scientific/technical ability and problem-solving skills with sixty-seven issued patents and twenty-six published papers and ability to lead international business development with the skills of technical judgment, contract negotiation, Export Administration Regulations and International Traffic in Arms Regulations clarification, and patent application. Dr. Li has extensive laboratory experience and technical knowledge related to batteries, fuel cell, hydrogen storage and catalytic materials. Dr. Li received his B.S. and M.S. degrees in Chemical Engineering from Tianjin University and Ph.D. in environmental chemistry and engineering from Tokyo Institute of Technology.

Mr. Carter Yeung serves as a Director and as Chief Marketing Officer of the Company. Mr. Yeung served as Chief Executive Officer of HK Unlimited Solutions, focus on engineering problem solving for Hybrid Kinetic Group, and strategic partner seeking. Mr. Yeung received his B.A. degree in political science from Johns Hopkins University.

Mr. Jimmy Wang serves as director and provides multiple accounting and other services to the Company. Mr. Wang has more than twenty years of experience in non-profit organizations and listed companies. He has extensive experience in financial management, financial audit, internal audit, regulatory compliance management. Mr. Wang was majored economics and accounting information.

Mr. Tak Yiu Cheng serves as Chief Financial Officer of the Company. Mr. Cheng is a greater China investment expert with more than twenty years’ experience. Mr. Cheng was former investment analyst at T. Rowe Price Group focused on Greater China. He also served as a research analyst at several global investment banks, including Credit Suisse, BNP Paribas, and Deutsche Bank. Mr. Cheng received his BEng from the University of Hong Kong. He is a holder of CPA and CFA certifications.

Mr. Xiaodong Yan serves as Chief United Nations Officer of the Company. Mr. Yan received his B.A. degree from the Shanghai Institute of Foreign Trade and MBA degree from Peking University. From 1997 to 2007, he worked for the Ministry of Commerce of China, participated in negotiations for China’s accession to the World Trade Organization and bilateral trade and investment relations with the European Union. Then he was responsible for coordination of Chinese overseas investment projects (above $100 million), especially in power and telecommunication sectors. From 2009 to 2010, Mr. Yan worked for the China General Nuclear Power Group. He completed the first overseas acquisition of a uranium mine in Australia, and then others in the U.S. and Africa. He moved to New York City in 2010 from Beijing. Since then, he has been active in promoting bilateral investment between China and the United States, mostly in renewable energy vehicle industry and others.

Mr. Vincent Wang serves as Secretary of the Company. Mr. Wang serves as the Board Secretary of Golden Ally. Mr. Wang was previously the Secretary and a Director of Nevada Gold Holdings, Inc. Mr. Wang was Vice President of Hybrid Kinetic Motors Corp. and also served as a director of American Compass, Inc., a wholly-owned subsidiary of the Hybrid Kinetic Group Limited. Mr. Wang has extensive experience in corporate governance as well as educational and linguistic fields. He holds a master’s degree in linguistics from the National Taiwan Normal University.

Director Independence and Board Committees

The Board currently consists of Dr. Yunfeng Lu, Dr. Oliver Keren Ban, Dr. Wen Li, Mr. Carter Yeung and Mr. Jimmy Wang as directors.

The Company believes no directors are considered “independent”.

The Company does not have separate or independent audit, nominating or compensation committees. The Board has determined that the Company does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which the Company’s stockholders may recommend nominees to the Board. The Company is expected to remain without separate or independent audit, nominating or compensation committees until it is able to further expand its business operations

Family Relationships

There are no family relationships among the Company’s directors or officers.

Involvement in Certain Legal Proceedings

During the past ten (10) years, no existing officer or director of the Company or incoming officer or director of the Company has:

(1)	Petitioned for bankruptcy under the federal bankruptcy laws or had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent or similar officer appointed by a court, any business of which such person was a general partner or executive officer either at the time of the bankruptcy or proceeding or within two years prior to that time;

(2)	Been convicted in a criminal proceeding or is a named subject of any pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Been subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from, or otherwise limiting his/her involvement in the following activities:

(a)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor brokerage, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing to conduct or practice in connection with such activity;

(b)	Engaging in any type of business practice; or

(c)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)	Been subject to any order, judgement, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than sixty (60) days his/her right to engage in any type of activity described in 3(a) above, or to be associated with persons engaged in any such activity;

(5)	Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6)	Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated a federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(7)	Been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or fining, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(a)	Any federal or state securities or commodities law or regulation;

(b)	Any law or regulation respecting financing institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(c)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16 Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of the Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

To the Company’s knowledge, based solely on a review of the copies of such reports filed with the SEC and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and individuals who are greater than 10% beneficial stockholders of the Company complied with applicable Section 16(a) requirements during the fiscal year ended December 31, 2022, except for (i) Forms 3 for Taucoin Asset Management LLC and Commonwealth Investments LLC filed on April 20, 2022 to report initial beneficial ownership as of April 6, 2022; (ii) a Form 3 for Xiaodong Yan filed on April 29, 2022 to report initial beneficial ownership as of April 6, 2022; and (iii) Forms 3 for each of Yeung Rhea Chau and Cheng Tak Yiu filed on May 2, 2022 reporting initial beneficial ownership as of April 6, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2022 and December 31, 2021.

Name and Principal Position		Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Oliver K. Ban	2022	$120,000	—	—	—	—	$120,000
Chief Executive Officer	2021	$-	—	—	—	—	-
Wen Li	2022	$120,000	—	—	—	—	$120,000
Chief Technology Officer	2021	$-	—	—	—	—	-
Carter Yeung	2022	$200,000		—	—		$200,000
Chief Marketing Officer	2021	$-		—	—	-	-

Executive Employment Arrangements

None of our named executive officers are a party to an employment agreement with the Company.

Potential Payments Upon Termination or Change in Control

None of the other executive officers are entitled to payments in connection with a termination or change in control.

Director Compensation

Our non-employee directors receive an directors fees for their service on our board. To date, the Company has not granted any directors any equity awards and has not established a plan or policy to do so.

Our Board will review director compensation periodically to ensure that director compensation remains competitive such that the Company is able to recruit and retain qualified directors, taking into account analysis and advice from the Compensation Committee’s independent consultant (if any), our compensation philosophy, the Company’s business and compensation objectives, and other relevant factors.

There are not currently any established policies or practices in relation to director fees and additional fees for services as Chairman or other specific roles. The table below summarizes the compensation of each person serving as directors who received compensation from us for the year ended December 31, 2022 and 2021:

Name and Principal Position		Fees Earned or Paid in Cash ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Yunfeng Lu	2022	$300,000	—	—	—	—	$300,000
Chairman	2021	$-	—	—	—	—
Jimmy Wang	2022	$200,000	—	—	—	—	$200,000
Director	2021	$-	—	—	—	—
Vincent Wang	2022	$140,000	—	—	—	—	$140,000
Secretary	2021	$-	—	—	—	—

Equity Compensation Plan Information

To date the Company has not adopted a formal equity compensation plan under which it makes equity awards to officers, directors or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2023 for:

●	each person, or group of affiliated persons, who we know to beneficially own more than five percent (5%) of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

The percentage of beneficial ownership information shown in the table is based on 7,408,561,901 shares of common stock outstanding as of March 31, 2023.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than five percent (5%) of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within sixty (60) days of March 31, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o Golden Ally Lifetech Group, Inc., 901 S. Mopac Exp Building 1, Suite 300, Austin, TX 78746.

Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Shares of Common Stock Beneficially Owned	%

Named Executive Officers and Directors:
Dr. YUNFENG LU	10,000,000	*
Dr. OLIVER KEREN BAN	10,000,000	*
Mr. CARTER YEUNG	10,000,000	*
Mr. TAK YIU CHENG	5,000,000	*
Mr. JIMMY WANG	-	*
Dr. WEN LI	5,000,000	*
Mr. VINCENT WANG	3,000,000	*
Mr. XIAODONG YAN	3,000,000	*
All current directors and executive officers as a group (8 persons)	46,000,000	0.62%

5% Stockholders
Taucoin Asset Management LLC c/o Golden Ally Lifetech Group, Inc.	2,500,000,000	33.74%
Commonwealth Investments LLC c/o Golden Ally Lifetech Group, Inc.	2,500,000,000	33.74%
Rache Chau Yeung	1,442,000,000	19.46%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the Company, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

Policies and Procedures for Related Person Transactions

While our board of directors has not adopted a formal written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions, it the Company’s practice and procedure to present all transactions arrangements, relationships or any series of similar transactions, arrangements or relationships, in which the Company was or is to be a participant and a related person had or will have a direct or indirect material interest, to the board of directors for approval.

Certain Relationships and Related Transactions

On May 15, 2022, the Company entered into a loan agreement whereby the Company loaned $1,000,000 to a related company to support working capital needs and to support a potential partnership in the future. In November 2022, terms revised, and the amounts were extended to November 2023.

During the year ended December 31, 2021, a related party paid expenses on behalf of the Company of $5,000. As of December 31, 2022, the related party was owed $5,000.

During the year ended December 31, 2022 and 2021, the Company paid $1,758,369 and $nil, respectively, in wages and salaries to related parties.

During the year ended December 31, 2022, Golden Ally entered into an agreement with a company owned by a related party, TCAM, to develop and implement marketing strategies for Golden Ally’s products. Golden Ally paid $2,900,000 per the terms of the agreement for services to be provided in the year ended December 31, 2022.

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of the Nasdaq Stock Market. On the basis of information solicited from each director, the board has determined that none is independent within the meaning of such rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed and to be billed to us by our independent registered public accounting firm for the years ended December 31, 2022 and 2021 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2022	2021
Audit fees	$90,270	-
Audit related fees	-	-
Tax fees	-	-
All other fees
Total	$90,270	-

Pre-Approval Policies and Procedures

The policy of our board of directors, serving as our audit committee, is to pre-approve all audit and permissible non-audit services rendered by our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual case-by-case basis before our independent registered public accounting firm is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by our independent registered public accounting firm is compatible with maintaining the principal accountant’s independence for audit purposes. Our independent registered public accounting firm has not been engaged to perform any non-audit services other than tax-related services.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	(1)	The following consolidated financial statements of the Company are incorporated by reference in Part II, Item 8—See Index to Consolidated Financial Statements

	(2)	All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the financial statements or the Notes thereto.

	(3)	See exhibits listed under Part (b) below.

(b)	Exhibits:

Exhibit No.	Description

2.1	Share Purchase and Exchange Agreement, dated as of February 28, 2022, by and between Signet International Holdings, Inc., Estate of Ernest W. Letiziano, Ms. Hope Hillabrand, Mr. Thomas Donaldson and Golden Ally Lifetech Group Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 2, 2022)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 6, 2022)
3.2	Certificate of Ownership and Merger (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 13, 2022)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 6, 2022)
4.1*	Description of Securities.
10.1+	Bottling Agreement between Golden Ally Lifetech Group, Inc. and Azure Water Bottling of Florida, LLC dated June 24, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 18, 2022)
10.2	Supplier Agreement between Golden Ally Lifetech Group, Inc. and Taucoin Asset Management, LLC dated July 12, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 21, 2022)
10.3+	Strategic Alliance Agreement between Golden Ally LifeTech Group, Inc. and Taucoin Asset Management, LLC dated July 12, 2022 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 21, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

+ Certain portions of this agreement have been omitted because such information is not material and is the type that the registrant treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Ally Lifetech Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Golden Ally Lifetech Group, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2022.

Spokane, Washington

April 17, 2023

PCAOB ID: 5525

Golden Ally Lifetech Group, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
		(Restated)
Assets

Current
Cash	$581,965	$2,999,370
Prepaids	40,952	-
Loan receivable - related party	1,000,000	-
Total Current Assets	1,622,917	2,999,370

Right of use asset	97,899	-
Total Assets	$1,720,816	$2,999,370

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$23,740	$-
Lease liabilities	69,577	-
Due to related parties	5,000	5,000
Total Current liabilities	98,317	5,000

Lease liability, net of current portion	31,006	-
Total Liabilities	129,323	5,000

Stockholders’ Equity

Convertible Series A Preferred Stock, par value $0.00001: 1,000,000,000 authorized; 1,000,000,000 and 1,000,000,000 outstanding	10,000	10,000
Common Stock, par value $0.00001; 10,000,000,000 authorized; 7,403,561,902, and 8,496,061,902 outstanding	74,036	84,961
Subscription receivable	-	(5,042,060)
Additional paid-in capital	7,636,614	7,999,039
Accumulated deficit	(6,129,157)	(57,570)
Total Stockholders’ Equity	1,591,493	2,994,370

Total Liabilities and Stockholders’ Equity	$1,720,816	$2,999,370

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2022 and 2021

	For the Year Ended December 31,
	2022	2021
		(Restated)
Operating Expenses
General and administrative	$274,379	$70
Professional fees	3,940,389	57,500
Research and development	98,450
Wages and salaries	1,758,369	-

Total Operating Expenses	6,071,587	57,570

Net operating loss	(6,071,587)	(57,570)
Income tax	-	-
Net Loss	$(6,071,587)	$(57,570)

Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	8,490,582,450	9,480,000,000

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

	Series A Preferred Stock		Common Stock		Common Stock for Future	Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Issuance	Capital	Receivable	Deficit	Total

Balance, December 31, 2021 - pre reverse recapitalization	5,000,000.00	$5,000.00	20,535,982	$20,536	$164	$7,985,177	$-	$(8,029,435)	$(18,558)
Shares issued persuant to share exchange	-	9,950	8,475,525,920	84,755	-	7,999,200	(5,042,060)		3,051,845
Recapitalization after share exchange and par value change	995,000,000	(4,950)		(20,330)	(164)	(7,985,338)	-	7,971,865	(38,917)
Net loss	-	-	-	-	-	-			-
Adjusted retrospective Balance, December 31, 2021	1,000,000,000	$10,000	8,496,061,902	$84,961	$-	$7,999,039	$(5,042,060)	$(57,570)	$2,994,370

Stock subscription received	-	-	-	-	-	-	5,042,060		5,042,060
Share exchange (reverse merger)	-	-	-	-	-	(373,350)	-	-	(373,350)
Shares cancelled	-	-	(1,037,500,000)	(10,375)	-	10,375	-	-	-
Net loss	-	-	-	-	-	-	-	(6,071,587)	(6,071,587)
Balance December 31, 2022	1,000,000,000	$10,000	7,458,561,902	$74,586	$-	$7,636,064	$-	$(6,129,157)	$1,591,493

See accompanying notes to financial statements.

Golden Ally Lifetech Group Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2022 and 2021

(Unaudited)

	For the Years Ended December 31,
	2022	2021
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,071,587)	$(57,570)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU asset	40,311	-
Payment of lease lability	(37,628)	-
Prepaids	(40,952)	-
Accounts payable and accrued liabilities and other	23,740	-
Net cash used in Operating Activities	(6,086,115)	(57,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from receipt of subscription receivable	5,042,060
Merger consideration paid in cash	(373,350)
Proceeds from issuance of common shares	-	3,051,940
Net cash provided by Financing Activities	4,668,710	3,051,940

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related party		5,000
Loan receivable - related party	(1,000,000)	-
Net cash provided by (used) in Investing Activities	(1,000,000)	5,000

Inflow of Cash	(2,417,405)	2,999,370
Cash - Beginning of period	2,999,370	-
Cash - End of period	$581,965	$2,999,370

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Share cancellation	$10,875	$-

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Consolidated Notes to Financial Statements

December 31, 2022

NOTE 1 – BUSINESS

Golden Ally Lifetech Group Inc. (“Golden Ally”) is a Delaware corporation incorporated on December 1, 2020, and operates primarily out of Austin, Texas.

Golden Ally is a start-up company focusing on a unique product offering. Golden Ally activities to date have focused on the development and exploration of water filtration technology and consumer products with Aquaporin (“AQP”) Active Water. Golden Ally has been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products.

On April 06, 2022, Golden Ally closed on the Share Purchase and Exchange Agreement (“SPA”) with Signet International Holdings, Inc. (“Signet”), a Delaware corporation formed on February 2, 2005, and the Signet Controlling Shareholders. Under generally accepted accounting principles, the acquisition by Signet of Golden Ally is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Golden Ally of Signet with the issuance of stock by Golden Ally for the net assets of Signet. This transaction is reflected as a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse merger accounting, the comparative historical financial statements of Signet, as the legal acquirer, are those of the accounting acquirer, Golden Ally. Accordingly, Golden Ally’s financial statements prior to the closing of the reverse acquisition, reflect only the business of Golden Ally, as a result, the prior periods have been retrospectively adjusted from the earliest presented period. Under the SPA, the Controlling Shareholders of the Signet agreed to sell to the Company their capital stock of the Company, consisting of 5,000,000 shares of Series A Convertible Super Preferred Stock (convertible into 50,000,000 common shares) and 4,474,080 common shares for $375,000 in cash.

In March 2022 Signet’s Board of Directors approved, among other things, an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, subject to stockholder approval. Stockholder approval was obtained through written consent. Upon approval of all regulating authorities, Signet’s name was changed from “Signet International Holdings, Inc.” to “Golden Ally Lifetech Group, Inc.”

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Golden Ally has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As reflected in the accompanying financial statements, Golden Ally had a net loss of $6,071,587 and used net cash in operations of $6,086,115 for the year ended December 31, 2022. Golden Ally has an accumulated deficit of $6,129,157 as of December 31, 2022. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern, Golden Ally will need, among other things, additional capital resources. Management’s plan is to obtain such resources for Golden Ally by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing.

Management has held preliminary discussions with potential investors to secure significant capital for Golden Ally in 2023. Management is confident that the diversified options for financing available to Golden Ally in 2023, along with support from significant shareholders, will allow it to achieve its objectives and satisfy its capital requirements.

These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Golden Ally be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

As of December 31, 2022, and December 31, 2021, Golden Ally had cash of $581,965 and $2,999,370.

Concentrations of Credit Risk

Golden Ally maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Golden Ally continually monitors its banking relationships and consequently has not experienced any losses in its accounts. Management believes Golden Ally is not exposed to any significant credit risk on cash.

Deferred Income Tax and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Research and Development (“R&D”)

R&D expenses consist primarily of costs related to product development, personnel expenses, and other R&D expenses. Product development relates to the Company’s creation and development of consumer product. Personnel expenses relate primarily to salaries and benefits. R&D expenditures are charged to operations as incurred.

Loans receivable

Loans receivable due from related parties are stated at historical cost and reviewed periodically for collectability.

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

Reclassification

In prior filings, the Company had classified and recognized goodwill associated with the acquisition of Signet by Golden Ally. As of December 31, 2022, these financial statements have reflected the classification of the reverse merger with a public shell with no goodwill recorded.

NOTE 4 – PREPAID EXPENSE

During the year ended December 31, 2022 the Company entered into several service agreements with terms of twelve months or greater. As of December 31, 2022 the Company had prepaid expenses of $40,952 relating to prepaid insurance and prepaid software.

NOTE 5 – LOAN RECEIVABLE – RELATED PARTY

On May 15, 2022, the Company entered into a loan agreement whereby the Company loaned $1,000,000 to a related Company. The loan is interest free and matured on November 14, 2022, and was subsequently extended to November 2023. There are no indications the amounts are not collectible.

NOTE 6 - LEASES

During the year ended December 31, 2022, the Company entered into a lease for a location in California. The lease commenced on June 1, 2022 and is for a period of two years. The Company has accounted for the lease in accordance with ASC 842, Leases. Upon commencement of the lease, the Company recorded a right of use asset and lease liability for $138,210. During the year ended December 31, 2022, the Company recognized $40,311 in amortization, $6,472 in interest expense and made payments of $44,100 on the lease liability. As at December 31, 2022, the right of use asset was $97,899 and the lease lability was $100,583.

Lease Liability - December 31, 2022	$97,899
Less imputed interest	6,517
Minimum payments	104,416

NOTE 7 – INVESTMENT – RELATED PARTY, AND ITS SUBSEQUENT RECISSION

On December 1, 2021, the Company entered into an agreement to purchase 20% of the issued and outstanding shares of Asia Hybrid Cryptocurrency Company Limited (“Asia Hybrid”) for $2,000,000. As part of the agreement, Asia Hybrid was to develop and maintain a digital platform for use by the Company. The Company made the payment of $2,000,000 in accordance with the agreement in December 2021.

On March 7, 2022, the Company entered a recission agreement with Asia Hybrid, and a related party, whereby the original agreement between the Company and Asia Hybrid was rescinded effective December 1, 2021, and both party’s obligations of the agreement were terminated and the $2,000,000 was repaid to the Company.

NOTE 8 – CAPITAL STOCK

Common Stock

During the year ended December 31, 2022, Golden Ally received $5,042,060 for stock subscriptions related to common stock.

During the year ended December 31 2022, the Company issued 8,475,525,920 shares of common stock for non cash consideration, as part of the terms of the share exchange agreement and reverse merger.

On November 21, 2022, the Company cancelled 1,092,500,000 shares of common stock for non-receipt of technology that was previously promised to the Company from individuals for the issuance of the original shares.

The authorized capital stock consists of 10,000,000,000 shares of common stock at par value of $0.00001. There were 7,403,561,902 and 8,496,061,902 common shares outstanding as of December 31, 2022 and December 31, 2021.

Preferred stock

On April 6, 2022, the Company amended the authorized shares of capital preferred stock to 1,000,000,000 with a par value of $0.00001. Preferred stock have a 10:1 voting right and are convertible to common stock at a ratio of 1:1.

On April 6, 2022, the Company issued 995,000,000 Series A Preferred Stock in connection with the transaction effected pursuant to the SPA generally described in Note 1.

There were 1,000,000,000 and 1,000,000,000 shares of Series A preferred stock issued and outstanding as of December 31, 2022, and December 31, 2021.

On July 8, 2022, the Company merged its sole subsidiary into the Company. Only the Company exists from this date.

NOTE 9 – RELATED PARTIES

During the year ended December 31, 2021, a related party paid expenses on behalf of the Company of $5,000. As of December 31, 2022, the related party owed $5,000.

During the year ended December 31, 2022 and 2021, the Company paid $1,758,369 and $nil, respectively, in wages and salaries to related parties.

During the year ended December 31, 2022, Golden Ally entered into an agreement with a company owned by a related party to develop and implement marketing strategies for Golden Ally’s products. Golden Ally paid $2,900,000 per the terms of the agreement for marketing services to be provided.

See Note 5 for Loan Receivable – Related Party.

NOTE 10 – COMMITMENTS

Operating lease

During the year ended December 31, 2022, the Company entered into an agreement for office space in Texas. The agreement term is from January 19, 2022, to January 31, 2023 at a rate of $332 per month. The lease has been accounted for as a short-term lease and rental payments expensed.

During the year ended December 31, 2022, the Company entered into a lease for a location in California. The term of the lease was four months ending on May 31, 2022. The base rent is $5,970 per month. The lease was been accounted for as a short-term lease and rental payments expensed. The lease was renewed on June 1, 2022 and has been accounted for in accordance with ASC 842, Leases.

NOTE 11 – SUBSEQUENT EVENTS

In February 2023, the Company issued 5,000,000 common shares as compensation to a consultant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2023.

Golden Ally Lifetech Group, Inc.

By:	/s/ Oliver Keren Ban
Name:	Oliver Keren Ban
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oliver Keren Ban		April 18, 2023
Oliver Keren Ban	Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

/s/ Tak Yiu Cheng		April 18, 2023
Tak Yiu Cheng	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Yunfeng Lu	Chairman	April 18, 2023
Yunfeng Lu

/s/ Wen Li	Director	April 18, 2023
Wen Li

/s/ Carter Yeung	Director	April 18, 2023
Carter Yeung

/s/ Jimmy Wang	Director	April 18, 2023
Jimmy Wang

16