Form 10-Q
period 2023-03-31
Golden Ally Lifetech Group, Inc.
filed 2023-05-15
CIK 1317833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 12, 2023, the registrant had 7,408,561,902 shares of common stock outstanding.

Item 1. Financial Statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets

Current
Cash	$191,041	$581,965
Prepaids	24,543	40,952
Loan receivable - related party	1,000,000	1,000,000
Total Current Assets	1,215,584	1,622,917

Right of use asset	80,623	97,899
Total Assets	$1,296,207	$1,720,816

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$24,274	$23,740
Lease liabilities	71,255	69,577
Due to related parties	279,214	5,000
Total Current liabilities	374,743	98,317

Lease liability, net of current portion	12,550	31,006
Total Liabilities	387,293	129,323

Stockholders’ Equity

Convertible Series A Preferred Stock, par value $0.00001: 1,000,000,000 authorized; 1,000,000,000 and 1,000,000,000 outstanding	10,000	10,000
Common Stock, par value $0.00001; 10,000,000,000 authorized; 7,408,561,902, and 7,403,561,902 outstanding	74,086	74,036
Additional paid-in capital	9,381,564	7,636,614
Accumulated deficit	(8,556,736)	(6,129,157)
Total Stockholders’ Equity	908,914	1,591,493

Total Liabilities and Stockholders’ Equity	$1,296,207	$1,720,816

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Operating Expenses
General and administrative	$1,785,676	$156,546
Professional fees	215,332	1,393,883
Research and development	1,600	-
Wages and salaries	424,971	411,321

Total Operating Expenses	2,427,579	1,961,750

Net operating loss	(2,427,579)	(1,961,750)
Income tax	-	-
Net Loss	$(2,427,579)	$(1,961,750)

Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	7,406,506,346	8,496,061,902

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2021 - pre reverse recapitalization	1,000,000,000	$10,000	8,496,061,902	$84,961	$7,999,039	$(5,042,060)	$(57,570)	$2,994,370
Subscription received	-			-		5,042,060		5,042,060
Share exchange (reverse merger)					(373,350)	-		(373,350)
Net loss	-	-	-	-	-		(1,961,750)	(1,961,750)
Adjusted retrospective Balance, March 31, 2022	1,000,000,000	$10,000	8,496,061,902	$84,961	$7,625,689	$-	$(2,019,320)	$5,701,330

Balance December 31, 2022	1,000,000,000	$10,000	7,403,561,902	$74,036	$7,636,614	$-	$(6,129,157)	$1,591,493
Common shares issues for services	-	$-	5,000,000	50	$1,744,950	$-	$	$1,745,000
Net loss	-	-	-	-	-	-	(2,427,579)	(2,427,579)
Balance March 31, 2023	1,000,000,000	$10,000	7,408,561,902	$74,086	$9,381,564	$-	$(8,556,736)	$908,914

See accompanying notes to financial statements.

Golden Ally Lifetech Group Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,427,579)	$(1,961,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,745,000	-
Amortization of ROU asset	17,276	-
Payment of lease lability	499	-
Prepaids	16,409	(389,876)
Accounts payable and accrued liabilities and other	(16,743)	19,862
Net cash used in Operating Activities	(665,138)	(2,331,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	5,042,060
Net cash provided by Financing Activities	-	5,042,060

CASH FLOWS FROM INVESTING ACTIVITIES
Due to related party	274,214	-
Net cash provided by (used) in Investing Activities	274,214	-

Inflow of Cash	(390,924)	2,710,296
Cash - Beginning of period	581,965	2,999,370
Cash - End of period	$191,041	$5,709,666

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to financial statements.

Golden Ally Lifetech Group, Inc.

Condensed Consolidated Notes to Unaudited Financial Statements

March 31, 2023

NOTE 1 – BUSINESS

Golden Ally Lifetech Group Inc. (“Golden Ally” or the “Company”) is a Delaware corporation incorporated on December 1, 2020, and operates out of Austin, Texas.

Golden Ally is a start-up focusing on a unique product offering. Golden Ally’s activities to date have focused on the development and exploration of water filtration technology and consumer products with Aquaporin (“AQP”) Active Water. Golden Ally has been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. Golden Ally has not yet established a source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As reflected in the accompanying financial statements, Golden Ally had a net loss of $2,427,579 and used net cash in operations of $665,138 for the three months ending March 31, 2023. Golden Ally has an accumulated deficit of $8,556,736 as of March 31, 2023. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In order to continue as a going concern, Golden Ally will need, among other things, additional capital resources. Management’s plan is to attempt to obtain such resources for Golden Ally by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing, however, there can be no assurance of such capital will be available on reasonable terms, or at all.

Management has held preliminary discussions with potential investors to secure significant capital for Golden Ally in 2023. Management is optimistic that the diversified options for financing available to Golden Ally in 2023, along with support from significant shareholders, will allow the Company to achieve its objectives and satisfy its capital requirements.

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

Pursuant to the SPA, the Business Combination was accounted for as a recapitalization in accordance with US GAAP. Under this method of accounting, of Signet, was treated as the acquired company and Golden Ally Lifetech Group, Inc., was treated as the acquirer for financial statement reporting purposes.

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

As of March 31, 2023, and December 31, 2022, Golden Ally had cash of $191,041 and $581,965, respectively.

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

Reclassification

In prior filings, the Company had classified and recognized goodwill associated with the acquisition of Signet by Golden Ally. As of March 31, 2023, these financial statements have reflected the classification of the reverse merger with no goodwill recorded.

NOTE 4 – PREPAID EXPENSE

During the year ended December 31, 2022 the Company entered into several service agreements with terms of twelve months or greater. As March 31, 2023, the Company had prepaid expenses of $24,543 relating to prepaid insurance and prepaid software.

NOTE 5 – LOAN RECEIVABLE – RELATED PARTY

On May 15, 2022, the Company entered into a loan agreement whereby the Company loaned $1,000,000 to a related Company. The loan is interest free and was scheduled to mature on November 14, 2022, and its term was subsequently extended to November 2023. There are no indications the amounts are not collectible.

NOTE 6 - LEASES

During the year ended December 31, 2022, the Company entered into a lease for a location in California. The lease commenced on June 1, 2022 and is for a period of two years. The Company has accounted for the lease in accordance with ASC 842, Leases. Upon commencement of the lease, the Company recorded a right of use asset and lease liability for $138,210. During the three months ended March 31, 2023, the Company recognized $17,276 in amortization, $2,122 in interest expense and made payments of $18,900 on the lease liability. As at March 31, 2023, the right of use asset was $80,623 and the lease lability was $83,805.

Lease Liability principal payments – March 31, 2023	$88,200
Less imputed interest	4,395
Minimum payments	92,595

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

On March 7, 2022, the Company entered a recission agreement with Asia Hybrid, and a related party, whereby the original agreement between the Company and Asia Hybrid was rescinded effective December 1, 2021, and both party’s obligations under the agreement were terminated and the $2,000,000 was repaid to the Company.

NOTE 8 – CAPITAL STOCK

Common Stock

During the three months ended March 31, 2022, Golden Ally received $5,042,060 for stock subscriptions related to common stock.

On February 7, 2023, the Company issued 5,000,000 common shares as compensation to a consultant. The shares were valued at $0.3490 per share, and resulted in $1,745,000 in stock-based compensation expense.

The authorized capital stock consists of 10,000,000,000 shares of common stock at par value of $0.00001. There were 7,408,561,902 and 7,403,561,902 common shares outstanding as of March 31, 2023 and December 31, 2022.

Preferred stock

On April 6, 2022, the Company amended the authorized shares of capital preferred stock to 1,000,000,000 with a par value of $0.00001. All of such shares have been designated as Series A Preferred Stock and have a 10:1 voting right and are convertible to common stock at a ratio of 1:1.

On April 6, 2022, the Company issued 995,000,000 shares of Series A Preferred Stock in connection with the transaction effected pursuant to the SPA generally described in Note 1.

There were 1,000,000,000 and 1,000,000,000 shares of Series A preferred stock issued and outstanding as of March 31, 2023, and December 31, 2022.

On July 8, 2022, the Company merged its then sole subsidiary into the Company. Only the Company exists from this date.

NOTE 9 – RELATED PARTIES

During the year ended December 31, 2021, a related party paid expenses on behalf of the Company of $5,000. As of March 31, 2023, the related party owed $5,000.

During the year ended December 31, 2022, Golden Ally entered into an agreement with a company owned by a related party to develop and implement marketing strategies for Golden Ally’s products. During the three months ended March 31, 2023, Golden Ally paid $170,000 per the terms of the agreement for marketing services to be provided.

During the three months ended March 31, 2023 and 2022, the Company incurred expenses of $424,971 and $nil, respectively, in wages and salaries to related parties. As of March 31, 2023 and December 31, 2022, amounts owed to related parties for wages and salaries were $274,214, and $nil.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-20, “Subsequent Events,” the Company has reviewed subsequent events through the date of the filing and has determined there are no subsequent events that require disclosure.

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

The Purchase contemplated by the SPA was consummated on April 6, 2022. Immediately after the closing, the former stockholders of “Golden Ally Sub” collectively hold beneficially and of record over 99% of the total issued and outstanding equity securities and voting power of Signet. The Purchase resulted in Golden Ally becoming a subsidiary of Signet and the shareholders of Golden Ally holding shares of Signet.

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

Results of Operations

Overview

Golden Ally is a developmental stage company that is currently implementing its business plan, which is to be a start-up focused on a unique product offering. Our activities to date have focused on the development and exploration of water filtration technology and consumer products with AQP Bottled Water. We have been working with field experts and research institutions to apply and explore the ability to enhance water filtration for improved body cell absorption in commercialized water products. During the quarter ended March 31, 2023, the Company continued taking steps to implement its business plan, including taking actions under various agreements related to the production, marketing and distribution of its products, including under a Supplier Agreement with Taucoin Asset Management, LLC and a Strategic Alliance Agreement with Taucoin Asset Management, LLC.

Limited Operating History; Need for Additional Capital

We have had limited operations and have been issued a “going concern” opinion by our auditor for the year ended December 31, 2022, based on our lack of an established source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. As of March 31, 2023, we have incurred a cumulative deficit of $8,556,736. There is limited historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee that we will be successful in our business operations.

Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our products and market downturns.

During the year ended December 31, 2022, Golden Ally received $5,042,000 for stock subscriptions receivable related to its Common Stock. We expect to require further outside sources of liquidity and have no assurance that future financings will be available to us on acceptable terms, or at all. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we are unable to raise additional capital to maintain our operations in the future, we may be unable to carry out our business plans or we may be forced to cease operations.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes Golden Ally will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. No revenues have been generated to date and we expect limited revenues.

Results of Operations

During the three months ended March 31, 2023, we did not generate any revenue. Our operating expenses for the three-month period ended March 31, 2023, were $2,427,579, consisting primarily of professional fees and other expenses paid to continue to develop and implement marketing strategies for its products and wages and salaries for Company personnel. As a result, for the three months ended March 31, 2023, we incurred a loss from operations of $2,427,579. During the three months ended March 31, 2022, we did not generate any revenue and our operating expenses for the three-month period ended March 31, 2022, were $1,961,750, consisting primarily of professional fees and other expenses paid to continue to develop and implement marketing strategies for its products and wages and salaries for Company personnel. During the 2023 period our general and administrative expenses were significantly higher than in the 2022 period primarily as a result of stock-based compensation of $1,745,000 resulting from the issuance of stock to a consultant during the first quarter of 2023. In the 2022 period our professional fees were significantly higher than during the 2023 period primarily as a result of various accounting, legal and other professional expenses we incurred as to negotiate and effect the transaction with Signet, including the reverse merger and Purchase generally described above.

Liquidity and Capital Resources

Working Capital and Cash Flows. Golden Ally used cash of $665,138 for operating activities for the three months ended March 31, 2023. During the three month period ended March 31, 2022 Golden Ally used cash of $2,331,764 for operating activities. Cash used in the 2023 period was primarily the result of a net loss of $2,427,579 offset by non-cash stock-based compensation of $1,745,000 and other changes in working capital, whereas during the 2022 period cash used for operating activities was primarily the result of a net loss of $1,961,750, and a change in prepaids of $389,867.

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

Golden Ally has a lease for an office in Texas for one year at $332 per month. During the year ended December 31, 2022, the Company also entered into a lease for a location in California. The initial term of the lease was four months ending on May 31, 2022. The lease was renewed on June 1, 2022, and the base rent is currently $6,300 per month.

During the three months ended March 31, 2023 the Company paid a related party, Taucoin Asset Management LLC, additional amounts of $170,000 to develop and implement marketing strategies for Company products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in our financial statements. We had no critical accounting policies for the year ended December 31, 2022, or for the quarter ended March 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 7, 2023, the Company issued 5,000,000 common shares to a consultant in consideration for services. The shares were issued to a single investor in a private transaction pursuant to the exemption from registration afforded by Section 4(a)(2) under the Securities Act of 1933, as amended.

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

Date:	May 15, 2023	Golden Ally Lifetech Group, Inc.

		By:	/s/ Oliver Keren Ban
Oliver Keren Ban, Chief Executive Officer and President (Principal Executive Officer), Secretary, Treasurer, and Director

		By:	/s/ Tak Yiu Cheng
Tak Yiu Cheng, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

